Form 10-Q
period 1995-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1995-05-15
CIK 795306

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549


FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934



For Quarter Ended March 31, 1995Commission File Number:
01-16874


National Real Estate Limited Partnership Income
Properties-II
(Exact name of registrant as specified in its charter)





Wisconsin  39-1553195
(State or other jurisdiction of
(I.R.S. Employer Identification
incorporation or organization)
Number)



9800 West Bluemound Road, Wauwatosa,
Wisconsin  53226-4353
(Address of principal executive offices)(zip code)



Registrant's telephone number, including area code:
(414) 453-3498


- -N/A -
Former name, address and fiscal year if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


(X)  YesNo
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES-II




INDEX




 Page

PART I. FINANCIAL INFORMATION

Balance Sheet (unaudited) - March 31, 1995
and December 31, 1994 . . . . . . . . . . . . . .2

Statement of Operations (unaudited) - Three months
ended March 31, 1995 and 1994 . . . . . . . . . .3

Statement of Cash Flows (unaudited) -
Three months ended March 31, 1995 and 1994. . . .4

Notes to Financial Statements (unaudited) . . .5-6

Management's Discussion and Analysis of
Financial Condition and Results of Operation. . .7


PART II. OTHER INFORMATION AND SIGNATURES . . .8-9
NATIONAL REAL ESTATE LIMITED PARTNERSHIP







INCOME PROPERTIES-II







(A Wisconsin Limited Partnership)







Balance Sheet







(Unaudited)









  March 31,
December 31,




1995

1994



ASSETS















  Current Assets:







Cash
$
401,891
$
369,244



Escrow and other deposits (Note 5)

21,822

23,254



Accounts receivable and other assets

10,067

8,346



  Other Assets:







Investment properties, at cost







   Land

516,590

516,590



   Buildings and improvements

4,140,774

4,140,774













4,657,364

4,657,364



   Less accumulated depreciation

1,020,584

985,470













3,636,780

3,671,894











  Intangible Assets:







   Debt issue costs, net of accumulated amortization





   of $5720 as of December 31, 1994 and






   $3,700 as of December 31, 1993

3,872

4,377












$
4,074,432
$
4,077,115











LIABILITIES AND PARTNERS' CAPITAL















Liabilities:







Accrued expenses and other liabilities
$
1,962
$
1,500



Tenant security deposits

27,124

27,924



Mortgage notes payable (Note 6)

524,333

535,333



Rent received in advance

15,018

10,968













568,437

575,725



Partners' Capital (Note 3):







General Partners (deficit)

28,572

26,792



Limited Partners







(authorized----40,000 Interests;

3,477,423

3,474,598



outstanding--20,653.69)









3,505,995

3,501,390












$
4,074,432
$
4,077,115



See notes to financial statements.

- -
 NATIONAL REAL ESTATE LIMITED PARTNERSHIP






INCOME PROERTIES-II






(A Wisconsin Limited Partnership)






Statement of Operations






(Unaudited)








    Three Months Ended




    March 31,




  1995

1994


Income:






Operating Income
$
188,483
$
175,134











188,483

175,134


Operating expenses:






Operating

77,202

74,072


Administration

33,549

33,774


Depreciation and amortization

35,619

35,506


Interest (Note 6)

13,716

10,785











160,086

154,137









Income (Loss) from operations

28,397

20,997









Other income (expense):






Interest and other income

7,190

2,255









   Net Income/(Loss)
$
35,586
$
23,252









Net Income/(Loss) attributable to






General Partners (5%)
$
1,779
$
1,163


Net Income/Loss attributable to






Limited Partners (95%)
$
33,807
$
22,089


Per Limited Partnership






  Interest outstanding-20,653.69
$
1.64
$
1.07









See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP






INCOME PROPERTIES-II






(A Wisconsin Limited Partnership)






Statement of Cash Flows






(Unaudited)








Three Months Ended




  March 31,




1995

1994


Operating Activities:






    Net income (loss) for the period
$
35,586
$
23,252


 Adjustments to reconcile net loss to






  net cash used in operating
activities:





Depreciation and amortization

35,114

35,001


Amortization of debt issue costs

505

505


 Changes in operating assets and






   liabilities:






Escrow deposits and other assets

(289)

(17,280)


Rents received in advance

4,050

4,489


Accrued expenses and other
liabilities
462

14,181


Tenant security deposits

(800)

2,350


Accrued real estate taxes

0
    0









NET CASH PROVIDED BY (USED
IN)





  OPERATING ACTIVITIES

74,628

62,498









Investment activity:






Additions to investment property

(0)

0









Financing activities:






Distributions to partners

(30,981)

(30,981)


Proceeds from mortgage note
payable
0

0


Payments on mortgage note payable
(11,000)

(11,000)








   NET CASH PROVIDED BY FINANCING






   ACTIVITIES

(41,981)

(41,981)









   INCREASE (DECREASE) IN CASH

32,647

20,517









   Cash at beginning of period

369,244

278,892









   CASH AT END OF PERIOD
$
401,891
$
299,409









See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
March 31, 1995


1.In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate
Limited Partnership Income Properties-II annual report for the year ended December 31, 1994. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended March 31, 1995 may not be indicative of the operating results for the entire year.

2.National Real Estate Limited Partnership Income
Properties-II (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5,
1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., have contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement had authorized the issuance of 40,000 Limited Partnership
Interests (the "Interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the
Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited
Partnership Interests.

Pursuant to the Escrow Agreement with the First
Wisconsin Trust Company, Milwaukee, Wisconsin, until the minimum number of Interests (4,850) and investors
(100) were subscribed, payments were impounded in a special interest-bearing escrow account. On February 2, 1987, the Partnership received the required minimum capital contributions and $1,332,470, representing
5,329.88 Interests, was released to the Partnership.

3.Changes in Partners' Equity:
Limited General
Partners   Partners    Total
Quarter Ended March 31, 1995
Partners' Equity, beginning of quarter$3,474,598
$26,792   $3,501,390
Distributions(30,981)- - (30,981)
Net Income (Loss) 33,8071,779 35,586
Partners' Equity, end of quarter$3,477,423
$28,572$3,505,995

Quarter Ended March 31, 1994
Partners' Equity, beginning of quarter$3,486,753
$20,910   $3,507,663
Distributions  (30,981)- -  (30,981)
Net Income (Loss) 22,0891,163 23,252
Partners' Equity, end of quarter$3,477,861
$22,073$3,499,934
NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Notes to Financial Statements (cont'd)
(Unaudited)
March 31, 1995


4.National Realty Management, Inc. (NRMI):  The
Partnership incurred property management fees of $9,501 under an agreement with NRMI for the three month period ended March 31, 1995.

5.For Cave Creek Lock-It Lockers and Amberwood
Apartments, monthly payments are being deposited for the estimated 1995 real estate taxes. Funds are escrowed at a rate of $5,000 per month for Amberwood and $2,400 per month for Cave Creek Lock-It Lockers.
Amberwood's real estate taxes are prepaid in two installments, one in September and one in February.

6.The mortgage note payable is secured by Amberwood
Apartments. Monthly principal and interest payments are required in amounts sufficient to fully amortize the loan over 15 years. The interest rate is adjustable annually at 1.5% plus First Michigan Bank prime rate and is currently at 10.5%. The note matures on March 1, 1997. Maturities of the mortgage from 1995 to 1997 based on the current accrual rate, are as follows:
$44,000, $44,000, and $447,333.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 1995

The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers, located in Phoenix, Arizona, and the Amberwood
Apartments, a 56-unit apartment complex in Holland, Michigan.

National Real Estate Limited Partnership Income
Properties ("NRELP-IP") owns the remaining portion of Cave Creek Lock-It Lockers. National Real Estate
Limited Partnership-VI ("NRELP-VI") owned 12 units of
Amberwood through February 28, 1992, at which time the units were sold to the Partnership for $660,000 and a Future Interest Proceeds Agreement. The purchase was funded by proceeds of a first mortgage note. The mortgage is collateralized by all 56 units of Amberwood
Apartments. The Partnership is contingently liable to pay NRELP-VI proceeds from a future sale of Amberwood
Apartments as set forth in a Future Interest Proceeds
Agreement. Upon the future sale of Amberwood
Apartments, NRELP-VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. Beyond that, once the Partnership earns its cumulative return of 20% on its investment, NRELP-VI will receive 60% of the net sales price above $57,500 per unit. NRELP-IP and NRELP-VI are Wisconsin limited partnerships, affiliated with the General Partners.

Amberwood is located in a wooded setting and is conveniently located near shopping, bike paths and businesses, and offers superior amenities. The economy within the area has remained stable. The rental market is very strong which has prompted several apartment communities to add additional units.

Upon the purchase of Cave Creek Lock-It Lockers, the
Partnership entered into master lease agreements with the Seller, Enterprise Growth Group (EGG). The
Partnership was informed that EGG had been funding the lease payments, because cash flow from the property had not been sufficient to cover the payments. EGG made only a partial lease payment in August of 1991 for July's installment and had been delinquent in subsequent payments. The General Partners officially notified EGG of their default on October 17, 1991.
Management of the property was turned over to National
Realty Management, Inc. on November 1, 1991 in order to ensure maximization of net operating income to the Partnership. As of early 1992, the master lease agreements expired. The Partnership continues to consider legal remedies relating to enforcing collection from EGG.

Amberwood's occupancy rate for the first quarter of 1995 was 100%. Cave Creek Lock-It Lockers' occupancy during the same period was 98.2% based on net rentable square footage. During the comparable period in 1994 occupancy rates were 97.6% for Amberwood and 99% for Cave Creek Lock-It Lockers.

Rental Rates at Cave Creek Lock-It Lockers were raised in April and the rental rates at Amberwood were increased in January. Planned renovations for 1995 at Cave Creek Lock-It Lockers and Amberwood include various painting projects.

Total operating revenues for Amberwood and Cave Creek
Lock-It Lockers in 1995 are higher than those in 1994 due to an increase in rental rates and a decrease in delinquency at Cave Creek Lock-It Lockers. Operating and administrative expenses have remained in line with the same quarter of 1994. Interest expense has increased due to increases in the prime rate in comparison to 1994.

The distributions have remained at $1.50 per share per quarter and totaled $30,980.55 for the first quarter.
These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

PART II. OTHER INFORMATION



Item 6(b). Reports on Form 8-K
There were no reports on Form 8-K for the quarter ended
March 31, 1995.
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



National Real Estate Limited Partnership
Income Properties-II
(Registrant)




Date   /S/May 12, 1995
/S/   John Vishnevsky
John Vishnevsky
President and Chief Operating and
Executive Officer
National Development and Investment, Inc.
Corporate General Partner


Date  /S/May 12, 1995
/S/   John Vishnevsky
John Vishnevsky
Chief Financial and Accounting Officer



Date  /S/May 12, 1995
Stephen P. Kotecki
Stephen P. Kotecki
President
EC Corp
Corporate General Partner





F:\WPDOCS\LETTERS\10Q-NIP2.ELE