Form 10-Q/A
period 1995-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1995-07-20
CIK 795306

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     FORM 10-Q Amendment
     THe purpose of this amendment is to attach the FDS

     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For Quarter Ended March 31, 1995
     Commission File Number: 01-16874

     National Real Estate Limited Partnership Income
     Properties-II
     (Exact name of registrant as specified in its charter)





     Wisconsin
     (State or other jurisdiction of incorporation or organization)

     39-1553195
     (I.R.S. Employer Identification Number)


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


          (X)  Yes     No
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES-II




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


     PART II. OTHER INFORMATION AND SIGNATURES . . .8-9

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)

     Balance Sheet
     (Unaudited)

                              March 31,      December 31,
                                1995              1994

     ASSETS
      Current Assets:
        Cash                  $401,891       $369,244
        Escrow and other deposits (Note 5)
                              21,822         23,254
        Accounts receivable and other assets
                              10,067         8,346
      Other Assets:
        Investment properties, at cost
         Land                 516,590        516,590
         Buildings and improvements
                              4,140,774      4,140,774


                              4,657,364      4,657,364
        Less accumulated depreciation
                              1,020,584      985,470

                              3,636,780      3,671,894

     Intangible Assets:
       Debt issue costs, net of accumulated amortization
       of $5720 as of December 31, 1994 and
       $3,700 as of December 31, 1993
                              3,872          4,377

                              $4,074,432     $4,077,115

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
       Accrued expenses and other liabilities
                              $1,962         $1,500
       Tenant security deposits
                              27,124         27,924
       Mortgage notes payable (Note 6)
                              524,333        535,333
       Rent received in advance
                              15,018         10,968

                              568,437        575,725


     Partners' Capital (Note 3):

       General Partners (deficit)
                              28,572         26,792
       Limited Partners
       (authorized----40,000 Interests;
                              3,477,423      3,474,598
       outstanding--20,653.69)
                              3,505,995      3,501,390

                              $4,074,432     $4,077,115

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROERTIES-II
     (A Wisconsin Limited Partnership)

     Statement of Operations
     (Unaudited)

                                   Three Months Ended
                                        March 31,
                                   1995           1994
     Income:
       Operating Income            $188,483       $175,134

                                   188,483        175,134

     Operating expenses:
       Operating                   77,202         74,072
       Administration              33,549         33,774
       Depreciation and amortization
                                   35,619         35,506
       Interest (Note 6)           13,716         10,785

                                   160,086        154,137


     Income (Loss) from operations 28,397         20,997

     Other income (expense):
       Interest and other income   7,190          2,255

        Net Income/(Loss)          $35,586        $23,252

     Net Income/(Loss) attributable to
       General Partners (5%)       $1,779         $1,163
     Net Income/Loss attributable to
       Limited Partners (95%)      $33,807        $22,089
       Per Limited Partnership
       Interest outstanding-20,653.69
                                   $1.64          $1.07

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)

     Statement of Cash Flows
     (Unaudited)

                                   Three Months Ended
                                        March 31,

                                   1995           1994

     Operating Activities:
       Net income (loss) for the period
                                   $35,586        $23,252

     Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization
                                   35,114         35,001
     Amortization of debt issue costs
                                   505            505

     Changes in operating assets and
     liabilities:
       Escrow deposits and other assets
                                   (289)          (17,280)
       Rents received in advance   4,050          4,489
       Accrued expenses and other liabilities
                                   462            14,181
       Tenant security deposits    (800)          2,350

       Accrued real estate taxes   0              0

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                   74,628         62,498

     Investment activity:
       Additions to investment property
                                   (0)            0
     Financing activities:
       Distributions to partners   (30,981)       (30,981)
       Proceeds from mortgage note payable
                                   0              0
       Payments on mortgage note payable
                                   (11,000)       (11,000)

     NET CASH PROVIDED BY FINANCING ACTIVITIES
                                   (41,981)       (41,981)

     INCREASE (DECREASE) IN CASH   32,647         20,517

     Cash at beginning of period   369,244        278,892

     CASH AT END OF PERIOD         $401,891       $299,409

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

     3.Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended March 31, 1995
     Partners' Equity, beginning of quarter  $3,474,598
     Distributions                           (30,981)
     Net Income (Loss)                       33,807
     Partners' Equity, end of quarter        $3,477,423


     Quarter Ended March 31, 1994
     Partners' Equity, beginning of quarter  $3,486,753
     Distributions                           (30,981)
     Net Income (Loss)                       22,089
     Partners' Equity, end of quarter        $3,477,861


     GENERAL PARTNERS
     Quarter Ended March 31, 1995
     Partners' Equity, beginning of quarter  $26,792
     Distributions                           --
     Net Income (Loss)                       1,779
     Partners' Equity, end of quarter        $28,572


     Quarter Ended March 31, 1994
     Partners' Equity, beginning of quarter  $20,910
     Distributions                           --
     Net Income (Loss)                       1,163
     Partners' Equity, end of quarter        $22,073


     TOTAL
     Quarter Ended March 31, 1995
     Partners' Equity, beginning of quarter  $3,501,390
     Distributions                           (30,981)
     Net Income (Loss)                       35,586
     Partners' Equity, end of quarter        $3,505,995


     Quarter Ended March 31, 1994
     Partners' Equity, beginning of quarter  $3,507,663
     Distributions                           (30,981)
     Net Income (Loss)                       23,252
     Partners' Equity, end of quarter        $3,499,934

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

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K
     There were no reports on Form 8-K for the quarter ended
     March 31, 1995.

     FDS is exhibit 27

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of
     1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     National Real Estate Limited Partnership
     Income Properties-II
     (Registrant)




     Date   /S/July 20, 1995
     /S/   John Vishnevsky
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date  /S/July 20, 1995
     /S/   John Vishnevsky
     John Vishnevsky
     Chief Financial and Accounting Officer



     Date  /S/July 20, 1995
     Stephen P. Kotecki
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner





          F:\WPDOCS\LETTERS\10Q-NIP2.ELE