Form 10-Q
period 1995-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1995-08-16
CIK 795306

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549


     FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934



     For Quarter Ended June 30, 1995
     Commission File Number:  01-16874


     National Real Estate Limited Partnership
     Income Properties-II
     (Exact name of registrant as specified in its charter)





     Wisconsin
     39-1553195
     (State or other jurisdiction of
     incorporation or organization)
     (I.R.S. Employer Identification Number)



     9800 West Bluemound Road,
     Wauwatosa, Wisconsin  53226-4353
     (Address of principal executive offices)
     (zip code)



     Registrant's telephone number, including area code:
     (414) 453-3498


     N/A
     Former name, address and fiscal year if changed since last report.




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


          (X)  Yes    (  ) No
NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II




     INDEX




                                                   Page

     PART I. FINANCIAL INFORMATION

          Balance Sheet (unaudited) - June 30, 1995
               and December 31, 1994 . . . . . . . . .2

          Statement of Operations (unaudited) - Three months
     & six months
               ended June 30, 1995 and 1994. . . . . .3

          Statement of Cash Flows (unaudited) -
               Six months ended June 30, 1995 and 19944

          Notes to Financial Statements (unaudited).5-6

          Management's Discussion and Analysis of
               Financial Condition and Results of Operation7


     PART II. OTHER INFORMATION AND SIGNATURES
     . . . . . . . . . . . . . . . . . . . . . . . .8-9

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)
                                June 30,     December 31,
                                   1995           1994
     ASSETS

          Current Assets:
               Cash           $441,746       $369,244
               Escrow and other deposits (Note 5)
                              28,963         23,254
               Accounts receivable and other assets
                              230            8,346
       Other Assets:
               Investment properties, at cost
                  Land        516,590        516,590
                  Buildings and improvements
                              4,146,330      4,140,774

                              4,662,920      4,657,364
                  Less accumulated depreciation
                              1,055,698      985,470

                              3,607,222      3,671,894

            Intangible Assets:
             Debt issue costs, net of accumulated
               amortization of $4710 as of December 31,
               1994 and $3,700 as of December 31, 1993
                              3,367          4,377

                              $4,081,528     $4,077,115

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
          Accrued expenses and other liabilities
                              $4,856         $1,500
          Tenant security deposits
                              27,474         27,924
          Mortgage notes payable (Note 6)
                              513,333        535,333
          Rent received in advance
                              13,804         10,968

                              559,467        575,725
     Partners' Capital (Note 3):
          General Partners (deficit)
                              30,924         26,792
          Limited Partners
               (authorized----40,000 Interests;
                              3,491,137      3,474,598
               outstanding--20,653.69)
                              3,522,061      3,501,390

                              $4,081,528     $4,077,115

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
              Three Months Ended   Six Months ended
                    June 30,            June 30,
               1995      1994      1995      1994
     Income:
          Operating Income
               $191,329  $178,490  $379,812  $353,624

               191,329   178,490   379,812   353,624
     Operating expenses:
          Operating
               80,922    75,526    158,125   149,598
          Administration
               24,780    26,834    58,329    60,608
          Depreciation and amortization
               35,619    35,608    71,238    71,114
          Interest (Note 6)
               9,292     12,008    23,008    22,793

               150,613   149,976   310,700   304,113

     Income (Loss) from operations
               40,716    28,514    69,112    49,511

     Other income (expense):
          Interest and other income
               6,331     2,716     13,522    4,971

            Net Income/(Loss)
               $47,047   $31,230   82,634    54,482

     Net Income/(Loss) attributable to
          General Partners (5%)
               $2,352    $1,561    4,132     2,724
     Net Income/Loss attributable to
          Limited Partners (95%)
               $44,695   $29,669   78,502    51,757
          Per Limited Partnership
            Interest outstanding-20,653.69
               $2.16     $1.44     3.80      2.51

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                                   Six Months Ended
                                          June 30,
                              1995                1994
     Operating Activities:
              Net income (loss) for the period
                              $82,634             $54,481
          Adjustments to reconcile net loss to
          net cash used in operating activities:
               Depreciation and amortization
                              70,228              70,104
               Amortization of debt issue costs
                              1,010               1,010
          Changes in operating assets and liabilities:
               Escrow deposits and other assets
                              2,406               860
               Rents received in advance
                              2,835               1,901
               Accrued expenses and other liabilities
                              3,356               (5,607)
               Tenant security deposits
                              (450)               2,550
               Accrued real estate taxes
                              0                   0

     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES     162,019             125,299

     Investment activity:
               Additions to investment property
                              (5,556)             0

     Financing activities:
          Distributions to partners
                              (61,961)            (61,961)
          Proceeds from mortgage note payable
                              0                   0
          Payments on mortgage note payable
                              (22,000)            (22,000)

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES               (83,961)            (83,961)

     INCREASE (DECREASE) IN CASH
                              72,502              41,338

     Cash at beginning of period
                              369,244             278,892

     CASH AT END OF PERIOD    $441,746            $320,230

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     June 30, 1995


      1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1994. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended June 30, 1995 may not be indicative of the operating results for the entire year.

      2. National Real Estate Limited Partnership Income Properties-II (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., have contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement had authorized the issuance of 40,000 Limited Partnership Interests (the "Interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests.

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

      3.  Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended June 30, 1995
     Partners' Equity, beginning of quarter  $3,477,423
     Distributions                           (30,981)
     Net Income (Loss)                       44,695
     Partners' Equity, end of quarter        $3,491,137


     Quarter Ended June 30, 1994
     Partners' Equity, beginning of quarter  $3,477,861
     Distributions                           (30,981)
     Net Income (Loss)                       29,669
     Partners' Equity, end of quarter        $3,476,549


     GENERAL PARTNERS
     Quarter Ended June 30, 1995
     Partners' Equity, beginning of quarter  $28,572
     Distributions                           --
     Net Income (Loss)                       2,352
     Partners' Equity, end of quarter        $30,924


     Quarter Ended June 30, 1994
     Partners' Equity, beginning of quarter  $22,073
     Distributions                           --
     Net Income (Loss)                       1,561
     Partners' Equity, end of quarter        $23,634


     TOTAL
     Quarter Ended June 30, 1995
     Partners' Equity, beginning of quarter  $3,505,995
     Distributions                           (30,981)
     Net Income (Loss)                       47,047
     Partners' Equity, end of quarter        $3,522,061


     Quarter Ended March 31, 1994
     Partners' Equity, beginning of quarter  $3,499,934
     Distributions                           (30,981)
     Net Income (Loss)                       31,230
     Partners' Equity, end of quarter        $3,500,603

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements (cont'd)
     (Unaudited)
     June 30, 1995


     4.   National Realty Management, Inc. (NRMI):  The
               Partnership incurred property management fees of $20,191 under an agreement with NRMI for the six month period ended June 30, 1995.

     5. Amberwood's real estate taxes are prepaid in two installments, one in September and one in February.

     6. The mortgage note payable is secured by Amberwood Apartments. Monthly principal and interest payments are required in amounts sufficient to fully amortize the loan over 15 years. The interest rate is adjustable annually at 1.5% plus First Michigan Bank prime rate and is currently at 10.5%. The note matures on March 1, 1997. Maturities of the mortgage from 1995 to 1997 based on the current accrual rate, are as follows:
               $44,000, $44,000, and $447,333.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     June 30, 1995

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

     Upon the purchase of Cave Creek Lock-It Lockers, the Partnership entered into master lease agreements with the Seller, Enterprise Growth Group (EGG). The Partnership was informed that EGG had been funding the lease payments, because cash flow from the property had not been sufficient to cover the payments. EGG made only a partial lease payment in August of 1991 for July's installment and had been delinquent in subsequent payments. The General Partners officially notified EGG of their default on October 17, 1991. Management of the property was turned over to National Realty Management, Inc. on November 1, 1991 in order to ensure maximization of net operating income to the Partnership. As of early 1992, the master lease agreements expired. The Partnership started legal proceedings relating to collection from EGG and its principals.

     Amberwood's occupancy rate for the second quarter of 1995 was 99.4%. Cave Creek Lock-It Lockers' occupancy during the same period was 98.1% based on net rentable square footage. During the comparable period in 1994 occupancy rates were 100% for Amberwood and 99.5% for Cave Creek Lock-It Lockers. Rental Rates at Cave Creek
     Lock-It Lockers were increased approximately 11.5% in April.

     Planned renovations for 1995 include installing a fence at Cave Creek Lock-It Lockers and a painting project at Amberwood.

     Total operating revenues for Amberwood and Cave Creek Lock-It Lockers in 1995 are higher than those in 1994 due to an increase in rental rates and a decrease in delinquency at Cave Creek Lock-It Lockers. Operating expenses have remained in line with the same quarter of 1994. Interest expense has remained in line with the same quarter of 1994.

     The distributions have remained at $1.50 per share per quarter and totaled $30,980.55 for the first quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K
     There were no reports on Form 8-K for the quarter ended
          June 30, 1995.
SIGNATURES



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





B:\NIP2-2QT.ELE