Form 10-Q
period 1995-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1995-11-15
CIK 795306

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549


     FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934



     For Quarter Ended September 30, 1995
     Commission File Number:  01-16874


     National Real Estate Limited Partnership
     Income Properties-II
     (Exact name of registrant as specified in its charter)





     Wisconsin
     (State or other jurisdiction of
     incorporation or organization)

     39-1553195
     (I.R.S. Employer Identification
     Number)



     9800 West Bluemound Road
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


     (X)     Yes           No

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II




     INDEX




                                                   Page

     PART I. FINANCIAL INFORMATION

       Balance Sheet (unaudited) - September 30, 1995
            and December 31, 1994. . . . . . . . . . .2

       Statement of Operations (unaudited) - Three months
     & nine months
            ended September 30, 1995 and 1994. . . . .3

       Statement of Cash Flows (unaudited) -
            Nine months ended September 30, 1995 and 19944

       Notes to Financial Statements (unaudited) . .5-6

       Management's Discussion and Analysis of
            Financial Condition and Results of Operation7


     PART II. OTHER INFORMATION AND SIGNATURES . . .8-9

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)
                      Spetember 30,       December 31,
                           1995                1994
     ASSETS

       Current Assets:
          Cash             $    467,418        $    369,244
          Escrow and other deposits
                           0                   23,254
          Accounts receivable and other assets
                           28,570              8,346
       Other Assets:
          Investment properties, at cost
             Land               516,590             516,590
             Buildings and improvements
                           4,145,090           4,140,774

                           4,661,680           4,657,364
             Less accumulated depreciation
                           1,090,367           985,470

                           3,571,313           3,671,894

       Intangible Assets:
        Debt issue costs, net of accumulated amortization
        of $5215 as of September 30, 1995 and
        $3,700 as of December 31, 1994
                           2,862               4,377

                      $    4,070,163      $    4,077,115

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
          Accrued expenses and other liabilities
                      $    930            $    1,500
          Tenant security deposits
                           27,374              27,924
          Mortgage notes payable (Note 5)
                           502,333             535,333
          Rent received in advance
                           12,577              10,968

                           543,214             575,725
     Partners' Capital (Note 3):
          General Partners (deficit)
                           32,717              26,792
          Limited Partners
          (authorized----40,000 Interests;
                           3,494,230           3,474,598
          outstanding--20,653.69)
                           3,526,947           3,501,390

                      $    4,070,163      $    4,077,115

          See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
            Three Months Ended      Nine Months ended
              September 30,            September 30,
            1995           1994      1995      1994

     Income:
          Operating Income
       $183,849       $183,318       $563,661  $536,942


       183,849        183,318        563,661   536,942

     Operating expenses:
          Operating
       79,674         79,428         237,799   229,026

          Administration
       26,898         25,356         85,227    85,964

          Depreciation and amortization
       35,620         35,557         106,858   106,671

          Interest (Note 6)
       17,881         12,730         40,889    35,524

       160,073        153,071        470,773   457,185


     Income (Loss) from operations
       23,776         30,247         92,888    79,757


     Other income (expense):
          Interest and other income
       12,091         3,726          25,613    8,697


        Net Income/(Loss)
       $35,867        $33,973        118,501   88,454


     Net Income/(Loss) attributable to
          General Partners (5%)
       $1,793         $1,699         5,925     4,423

     Net Income/Loss attributable to
          Limited Partners (95%)
       $34,074        $32,274        112,576   84,031

          Per Limited Partnership
            Interest outstanding-20,653.69
       $1.65          $1.56          5.45      4.07


     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                             Nine Months Ended
                                 September 30,
                           1995           1994
     Operating Activities:
              Net income (loss) for the period
                           $118,501       $88,454
           Adjustments to reconcile net loss to
            net cash used in operating activities:
               Depreciation and amortization
                           105,344        105,156
               Amortization of debt issue costs
                           1,515          1,515
               Gain on retirement of personal property
                           793            0
           Changes in operating assets and
             liabilities:
               Escrow deposits and other assets
                           3,030          (1,810)
               Rents received in advance
                           1,609          277
               Accrued expenses and other liabilities
                           (570)          (5,554)
               Tenant security deposits
                           (550)          2,700
               Accrued real estate taxes
                           0                  0

                    NET CASH PROVIDED BY (USED IN)
                      OPERATING ACTIVITIES
                           229,672        190,738

     Investment activity:
               Additions to investment property
                           (5,556)             0

     Financing activities:
               Distributions to partners
                           (92,942)       (92,942)
               Proceeds from mortgage note payable
                                0              0
               Payments on mortgage note payable
                           (33,000)       (33,000)

     NET CASH PROVIDED BY FINANCING ACTIVITIES
                           (125,942)      (125,942)

     INCREASE (DECREASE) IN CASH
                           98,174         64,796

     Cash at beginning of period
                           369,244        278,892
     CASH AT END OF PERIOD
                           $467,418       $343,688

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     September 30, 1995


     1.     In the opinion of the General Partners, the
                 accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1994. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended September 30, 1995 may not be indicative of the operating results for the entire year.

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

     3.     Changes in Partners' Equity:
     LIMITED PARTNERS
     Quarter Ended September 30, 1995
     Partners' Equity, beginning of quarter    $3,491,137
     Distributions                             (30,981)
     Net Income (Loss)                         34,074
     Partners' Equity, end of quarter          $3,494,230


     Quarter Ended September 30, 1994
     Partners' Equity, beginning of quarter    $3,476,549
     Distributions                        (30,981)
     Net Income (Loss)                         32,274
     Partners' Equity, end of quarter          $3,477,842


     GENERAL PARTNERS
     Quarter Ended September 30, 1995
     Partners' Equity, beginning of quarter    $30,924
     Distributions                             --
     Net Income (Loss)                         1,793
     Partners' Equity, end of quarter          $32,717


     Quarter Ended September 30, 1994
     Partners' Equity, beginning of quarter    $23,634
     Distributions                        --
     Net Income (Loss)                         1,699
     Partners' Equity, end of quarter          $25,333


     TOTAL
     Quarter Ended September 30, 1995
     Partners' Equity, beginning of quarter    $3,522,061
     Distributions                             (30,981)
     Net Income (Loss)                         35,867
     Partners' Equity, end of quarter          $3,526,947


     Quarter Ended September 30, 1994
     Partners' Equity, beginning of quarter    $3,500,183
     Distributions                        (30,981)
     Net Income (Loss)                         33,973
     Partners' Equity, end of quarter          $3,503,175

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements (cont'd)
     (Unaudited)
     September 30, 1995


     4.     National Realty Management, Inc. (NRMI):  The
                 Partnership incurred property management fees of $30,296 under an agreement with NRMI for the nine month period ended September 30, 1995.

     5.     The mortgage note payable is secured by Amberwood
                 Apartments. Monthly principal and interest payments are required in amounts sufficient to fully amortize the loan over 15 years. The interest rate is adjustable annually at 1.5% plus First Michigan Bank prime rate and is currently at 10.25%. The note matures on March 1, 1997. Maturities of the mortgage from 1995 to 1997 based on the current accrual rate, are as follows:
                 $44,000, $44,000, and $447,333.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     September 30, 1995

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

     Amberwood's occupancy rate for the third quarter of 1995 was 100%. Cave Creek Lock-It Lockers' occupancy during the same period was 98% based on net rentable square footage. During the comparable period in 1994 occupancy rates were 100% for Amberwood and 99.6% for Cave Creek Lock-It Lockers.

     Total operating revenues for Cave Creek Lock-It Lockers in 1995 are higher than those in 1994 due to an increase in rental rates. Operating expenses have remained in line with the same quarter of 1994. Interest expense increased slightly compared with the same quarter of 1994 due to a slight increase in interest rates. Planned renovations for 1995 include installing a fence at Cave Creek Lock-It Lockers.

     The distributions have remained at $1.50 per share per quarter and totaled $30,980.55 for the third quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K
     There were no reports on Form 8-K for the quarter ended
     September 30, 1995.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     National Real Estate Limited Partnership
     Income Properties-II
     (Registrant)



     Date   November 15, 1995
     /S/   John Vishnevsky
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date  /S/November 15, 1995
     /S/   John Vishnevsky
     John Vishnevsky
     Chief Financial and Accounting Officer



     Date  /S/November 15, 1995
     Stephen P. Kotecki
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner





     B:\NIP2-3QT.ELE