Form 10-K
period 1995-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1996-03-28
CIK 795306

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549

     FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1995
     Commission file: #0-16874

     National Real Estate Limited Partnership
     Income Properties-II
     (Exact name of registrant as specified in its charter)

     Wisconsin
     39-1553195
     (State or other jurisdiction of incorporation or organization)
     (I.R.S. Employer Identification No.)

     9800 West Bluemound Road, Milwaukee, Wisconsin
      53226-4353
     (Address of principal executive offices)
     (Zip Code)

     Registrant's telephone number, including area code:
     (414) 453-3498

     Securities registered pursuant to Section 12(b) of the
     Act:




     Title of Each Class
     None

     Names of Each Exchange on Which Registered
     None


     Securities registered pursuant to Section 12(g) of the
     Act:

     Limited Partnership Interests
     (Title of Class)

     Indicate by check mark whether the registrant (1) has
     filed all reports required to be filed by Sections 13
     or 15(d) of the Securities Exchange Act of 1934 during
     the preceding 12 months (or for such shorter period
     that the registrant was required to file such reports)
     and (2) has been subject to such filing requirements
     for the past 90 days.   (X)  Yes     (  )  No

     State the aggregate market value of the securities held by non-affiliates of the Registrant as of February 28, 1996: indeterminate value as there is no market.*
     *For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 28, 1996: 20,653.69

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to Partners for the year ended December 31, 1995 are incorporated by reference into Parts I, II, III, and IV.

     Definitive Prospectus dated August 18, 1986, as amended to date, is incorporated by reference into Part IV.

TABLE OF CONTENTS


     Item No.       Page No.

     PART I

     1.   Business   3

     2.   Properties      3

     3.   Legal Proceedings    3

     4.   Submission of Matters to a Vote of Security
               Holders    3


     PART II

     5.   Market for Partnership's Securities and Related
          Security Holder Matters   4

     6.   Selected Financial Data   5

     7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations      5

     8.   Financial Statements and Supplementary Data   5

     9.   Disagreements on Accounting and Financial
     Disclosure      5


     PART III

     10.  Directors and Executive Officers of the
               Partnership     6

     11.  Executive Compensation    9

     12.  Security Ownership of Certain Beneficial Owners
               and
          Management     10

     13.  Certain Relationships and Related Transactions    10


     PART IV


     14.  Exhibits, Financial Statements, Schedules, and
               Reports on Form 8-K      11

PART I


     Item 1. Business

     "Business" on pages 1 and 2 of the Partnership's annual report to Partners for the year ended December 31, 1995 is incorporated herein by reference.


     Item 2. Properties

     "Properties" on pages 2 and 3 of the Partnership's annual report to Partners for the year ended December
     31, 1995 is incorporated herein by reference.


     Item 3. Legal Proceedings

     "Legal Proceedings" on page 3 of the Partnership's annual report to Partners for the year ended December
     31, 1995, is incorporated herein by reference.


     Item 4. Submission of Matters to a Vote of Security
     Holders for the Quarter ended December 31, 1995

     No matters have been submitted to a vote of security holders during the fourth quarter ending December 31, 1995.

     By virtue of its organization as a limited partnership, the Limited Partnership Interests do not possess traditional voting rights. However, as provided in
     Article 15 of the Limited Partnership Agreement, Limited Partners have voting rights for, among other things, the removal of the General Partners, the approval of the sale of substantially all of the assets under certain circumstances, and the initiation of the dissolution of the Partnership.

PART II


     Item 5. Market for the Partnership's Securities and
     Related Security Holder Matters

     a) Market Information

     The Partnership's only authorized equity securities are Limited Partnership Interests ("Interests"). On February 2, 1987, the Partnership satisfied the initial escrow requirements and investors were admitted to the Partnership as limited partners except for New York investors who were admitted to the Partnership April 30, 1987, due to special escrow requirements for those investors. The offering of such Interests by the Partnership terminated on August 31, 1988, at which time 20,653.69 had been sold to the public at a price of $250 per Interest. Of the Interests sold, 16,699.69 Interests were sold during 1987 and 3,954 were sold from January 1, 1988, to August 31, 1988. No additional Interests have been sold. Management is not aware of a public trading market having been developed for the Interests.

     b) Security Holders

     Title of Class
     Limited Partnership Interests

     Number of Record Holders
     (as of February 28, 1996)
     645

     Number of Interests
     (as of February 28, 1996)
     20,653.69

     c) Dividends or Similar Distributions

     The amount of cash distributions to Limited Partners will depend upon attaining and thereafter maintaining operating income and expenses of the Partnership at levels permitting distributions. Distributions of cash, if any, will be made from: (i) Cash Available for Distribution; (ii) cash from property sales, and (iii) cash from Partnership reserve accounts.

     "Cash Available for Distribution" is defined in the Partnership Agreement to include Net Cash Flow less amounts set aside for Reserves plus the amount of any General Partner Loan for such period. "Net Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. The Partnership will make distributions of Cash Available for Distribution within 30 days after the end of each calendar quarter commencing at the end of the first full calendar quarter following that in which the Escrow Break occurs. Cash Available for Distribution will be distributed 100% to the Limited Partners until the earlier of (i) the first anniversary of the date of the Prospectus or (ii) termination of this offering. Thereafter, Cash Available for Distribution will be distributed 95% to the Limited Partners and 5% to the General Partners, provided that the payment to the General Partners will be reduced and paid to Limited Partners unless and until the cumulative cash distributions to the Limited Partners equal at least 8.5% of their Capital Investment on an annualized basis (the "Subordination Rate"). The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 1996, though the amount of Cash Available for future Distributions will depend in part on the performance of the Partnership's investments, and there can be no assurance as to the amount, if any, that may be distributed. The partnership continued cash distributions in 1995 with an aggregate of $139,413 to its Limited Partners. Distributions for 1995 were at a rate that equaled 2.6% on their capital investment.

     After repayment of any General Partner Loan, Sale Proceeds will be distributed as follows: (i) to the Limited Partners, an amount equal to 100% of their Capital Investment; (ii) then 100% to the Limited Partners until they have received an amount equal to 10% per annum simple interest cumulative on Capital Investment, less prior distributions of Cash Available for Distribution; (iii) then an amount to the General Partners equal to 12% of the Sale Proceeds remaining after return to all Partners of an amount equal to 100% of their Capital Investment, but not more than an amount equal to 15% of Sales Proceeds remaining after return to the Partners of their Capital Investment and an amount to the Limited Partners (including prior distributions of Net Interest on Partnership Subscriptions and Cash Available for Distribution) equal to 6% simple interest per annum, cumulative, commencing at the end of the calendar quarter in which each Limited Partner's Original Capital Contribution is made; and (iv) all remaining proceeds to the Limited Partners. The Partnership will continue in existence until December 31, 2006, unless terminated earlier by disposition of all of its assets or certain other events. The Partnership will commence liquidating its properties as soon as feasibly possible, depending upon, among other factors, whether the Partnership's investment objectives are met including, potential capital appreciation, cash flow, and federal income tax consequences to its Limited Partners.


     Item 6. Selected Financial Data

     "Selected Financial Data" on page 4 of the Partnership's annual report to Partners for the year ended December 31, 1995 is incorporated herein by reference.


     Item 7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 6 of the Partnership's annual report to Partners for the year ended December 31, 1995 is incorporated herein by reference.


     Item 8. Financial Statements and Supplementary Data

     The financial statements included on pages 7 through 20 of the Partnership's annual report to Partners for the year ended December 31, 1995 are incorporated herein by reference. The Partnership is not required to report quarterly results of operations or supplementary information on the effects of changing prices.


     Item 9. Disagreements on Accounting and Financial
     Disclosure

     There were no disagreements with Ernst and Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III


     Item 10. Directors and Executive Officers of the
     Partnership

     (a-b) Identification of Directors and Executive
     Officers

     The Partnership has no directors or officers. The General Partners of the Partnership are Mr. John Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr. Vishnevsky is the majority stockholder; and EC Corp., a Wisconsin corporation of which Mr. Stephen P. Kotecki is the majority stockholder. The address of Mr. Vishnevsky and NDII is 9800 West Bluemound Road, Milwaukee, Wisconsin, 53226-4353, telephone
     (414) 453-3498. The address of EC Corp. is 9800 West Bluemound Road, Milwaukee, Wisconsin, 53226-4353, telephone (414) 453-5117.

     The General Partners manage and control the affairs of the Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of NDII and EC Corp. are as follows:


     Name
     Office
     Term Held Office (since)

     NDII:
     John Vishnevsky
     President, Director
     09/30/74


     Stephen P. Kotecki
     Vice President, Secretary, Treasurer and Director
     04/12/91


     EC Corp.:
     Stephen P. Kotecki
     President, Treasurer, Director
     10/30/92

     Thomas Rielly
     Vice President, Secretary, Director
     12/17/92

     Officers of the corporations are elected by their respective Boards of Directors annually. There is no arrangement or understanding between or among any of said directors or officers and any other person pursuant to which such individual was selected as a director or officer.

     (c) Identification of Certain Significant Persons

     The General Partners, in conjunction with their affiliates, believe that they have sufficient personnel to fully discharge their responsibilities to the Partnership. The Partnership employs various individuals to oversee the Partnership affairs and report to the General Partners, but, the Partnership relies directly on the General Partners for the management and control of the Partnership's affairs. See Item 10, Subsection (e), for a description of the business experience of officers, directors, and personnel of the General Partners and affiliates.

     There are four other organizations which are or were affiliated with the Individual or Corporate General Partners whose services are utilized by the
     Partnership: National Realty Management, Inc. ("NRMI"), which provides property and partnership management, real estate acquisition, and real estate brokerage through delegation of duties agreements with NDII; Victor Construction, Inc., which has and may in the future serve as general contractor and perform other services in connection with renovation and remodeling work of the Partnership's properties; National Selected Securities Corp. (formerly NDII Securities Corp.), which acted as the Managing Dealer for the offering of Interests in the Partnership; and The John Vishnevsky Company ("JVCO"), which has provided consulting services in the areas of real estate investments, joint ventures, financing, systems, accounting, and internal controls.

RELATIONSHIP OF GENERAL PARTNERS
     AND THEIR AFFILIATES

     The following diagram shows the relationship of the Partnership to various prior or current affiliates:




     NATIONAL REAL ESTATE LIMITED
     PARTNERSHIP INCOME PROPERTIES-II


     (1)
     EC CORP
     Corporate General Partner

     JOHN VISHNEVSKY
     Individual General Partner    100%

     NATIONAL DEVELOPMENT AND INVESTMENT, INC.
     Corporate General Partner



     100%
     JOHN VISHNEVSKY COMPANY
     Financial and Real Estate Consulting and Services

     100%
     NATIONAL SELECTED SECURITIES CORP.

     Security Sales

     (2)NRMI
     Partnership and Property Management Acquisition &
     Brokerage

     (3)VICTOR CONSTRUCTION INC.
     Building Contractor


     (1)  The ownership of EC Corp. is held by Mr. Stephen
               P. Kotecki (100%).

     (2) The ownership of NRMI is held by Mr. Edward Carow (51%), Ms. Stasia Vishnevsky (19%), and Mr. Anthony Van Stralen (30%). It is anticipated that the services of NRMI will continue to be available to the Partnership under the terms and conditions described in the prospectus.

     (3) The ownership of Victor Construction, Inc. is held by Mr. Edward J. Bushman (53%), Mr. Mark Clements (9%), Mr. Mark Breuchel (2%), and Ms. Cindy Bushman (36%). It is anticipated that the services of Victor Construction will continue to be available to the Partnership under the terms and conditions described in the Prospectus.

(d) Family Relationships

     Ms. Stasia Vishnevsky, part owner and Vice President of
     NRMI, is the daughter of John Vishnevsky.

     (e) Business Experience

     The experience of the officers and directors of the Corporate General Partner includes the following:

     John Vishnevsky, President and Director of NDII, (age
     72) is a graduate of Marquette University. For over 37 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, or corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as an insurance broker, a real estate broker, and a securities principal. He has lectured frequently and has taught courses in real estate at the University of Wisconsin-Milwaukee and he has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, and Principles.

     Stephen P. Kotecki, Vice President and Director of NDII and President, Treasurer, and Director of EC Corp., (age 45), is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees' District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing Evaluation Specialist. As a college instructor, Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

     Thomas P. Rielly, Vice President, Secretary, and Director of EC Corp., (age 48) is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 22 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 10 years.

     Other personnel of Affiliates of the General Partners who were significantly involved in the Partnership's affairs include the following:

     Edward Carow, President of NRMI, (age 36), has over 17 years experience and an extensive background in property management, acquisitions, partnership management, loan workouts, refinancing, and property sales. Mr. Carow is a licensed real estate broker and also holds the CPM (Certified Property Manager) designation. Mr. Carow attended the University of Wisconsin for business, the Waukesha County Technical College for real estate, and he continues to attend trade conferences and lectures. He has taught courses in property management and real estate investments for Milwaukee Area Technical College. He is a member of the Executive Council of the Institute of Real Estate Management and was the 1992 president. Some of his other current commitments include the International Affairs Committee of the Institute of Real Estate Management, the Publishing Committee of the Institute of Real Estate Management, and the Advisory Board at the Waukesha County Technical College.

     Stasia Vishnevsky, Vice President and Media Director of NRMI, (age 30), supervises marketing, public relations, and advertising for NRMI-managed properties. Ms. Vishnevsky also produces corporate training and operations manuals, newsletters, and training seminars. She attended Elmhurst College for English, and Marquette University for Broadcast Communications.

     Joan Jenstead, Director of Property Operations, (age
     61) has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified
     Property Manager and a Wisconsin licensed real estate broker. Ms. Jenstead attended the University of North
     Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the
     National Institute of Real Estate Management, (IREM).
     In 1988, she served as President of the Institute of Real Estate Management. She is also a member of the national faculty of IREM, a faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin
     Technical College Trustee Association. In 1990, Ms.
     Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher Education. In 1994 she was elected to a three year term as a director on the National Board of the Association of Community College
     Trustees.

     John Vishnevsky is or was the Individual General Partner of National Real Estate Limited Partnership-II (NRELP-II), National Real Estate Limited Partnership-III (NRELP-III), National Real Estate Limited Partnership-IV (NRELP-IV), National Real Estate Limited Partnership-V (NRELP-V), National Real Estate Limited Partnership-VI (NRELP-VI), National Real Estate Limited Partnership Income Properties (NRELP-IP) and the Partnership among others. NDII is or was a corporate general partner of NRELP-IV, NRELP-V, NRELP-VI, NRELP-IP, and the Partnership, among others. EC Corp. is or was a corporate general partner of NRELP-VI, NRELP-IP and the Partnership, among others. The Boards of Directors of the Partnership's Corporate General Partners, NDII and EC Corp., may be deemed to be interlocking.


     Item 11. Executive Compensation

     As stated above, the Partnership has no officers or directors. The officers and directors of the Corporate
     General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangement or otherwise, from either the Corporate General Partners or from the Partnership, with the exception of those directors which are not employees of NDII, EC Corp. and affiliates, to whom an annual director's fee of $50 per director is paid by NDII.

     Pursuant to the terms of the Limited Partnership
     Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 95% to the Limited Partners and 5% to the General Partners.
     For such 5% interest, the General Partners contributed
     $1,000 to the Partnership. For the fiscal period ended
     December 3l, 1995, this interest resulted in net taxable income to the Individual General Partner of approximately $6,342 There were no cash distributions to the Individual General Partner during 1995, as outlined in the Prospectus.

     The Partnership will commence liquidating its properties as soon as feasibly possible. This will be dependent upon, among other factors, the then current real estate and money markets, economic climate, and income tax consequences to the Limited Partners. The General Partners will be distributed an amount equal to 12% of the remaining sale proceeds after return to the Limited Partners of an amount equal to 100% of their Capital Investment, but not more than an amount equal to 15% of sale proceeds remaining after return to the partners of their Capital Investment and an amount to the Limited Partners equal to 6% simple interest per annum. This distribution to the General Partner is subordinated to cumulative noncompounded distribution of Sale proceeds and Cash Available for Distribution to the Limited Partners equal to 10% per annum on their Capital Investment. An affiliate may also receive real estate commissions of up to 3% of the aggregate selling price of the properties. Upon liquidation of the Partnership, all liquidation proceeds will be distributed to the Partners in proportion to their Net Capital Accounts.

     The Partnership is engaged in various transactions involving affiliates of the General Partners as described in the Prospectus. Notes 2, 6 and 7 of the Partnership's financial statements of the annual report to Partners for the year ended December 31, 1995 are incorporated herein by reference.

     The contracts between the Partnership and affiliates, including the February 28, 1992 purchase of Amberwood (as described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Partnership's annual report to investors), provide that the compensation, price, or fee must be comparable and competitive with the compensation, price, or fee of any other person whose services could reasonably be made available to the Partnership. The General Partners believe compensation to affiliates for services to the Partnership was on terms no less favorable to the Partnership than would have been available through arm's-length negotiations for similar services from unrelated parties.


     Item 12. Security Ownership of Certain Beneficial
     Owners and Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
     Interests of the Partnership.

     (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership who beneficially own in aggregate the following Interests of the Partnership as of February 28, 1996.


     Title of Class
     Limited Partnership Interests

     Name of Beneficial Owner
     John Vishnevsky

     Amount and Nature of Beneficial Ownership
     8.69 Interests Sole Investment Power

     Class
     .04%


     Item 13. Certain Relationships and Related Transactions

     Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended
     December 31, 1995.

     On February 28, 1992 the Partnership purchased twelve units of Amberwood Apartments from National Real Estate Limited Partnership-VI ("NRELP-VI"). The General Partners of NIP-II were the same General Partners of NRELP-VI and therefore the Partnerships were "affiliates" (as described in the Prospectus). A detailed description of the purchase may be found in the Business section of the annual report to Partners for the year ended December 31, 1995 incorporated herein by reference.

     There were no other transactions with management other than the Partnership's transactions with the General
     Partners and affiliates as described in this report at Items 10 and 11.

PART IV


     Item 14. Exhibits, Financial Statements, Schedules, and
     Reports on Form 8-K


     (A)  1.   Financial Statements

     a)   Financial Statements and Report of Independent
               Auditors (incorporated by reference from pages 7 through 20 of the Partnership's annual report to Partners for the year ended December 31, 1995).

     (i)  Report of Independent Auditors

     (ii) Balance Sheets, December 31, 1995 and 1994

     (iii)     Statements of Operations, Years Ended
                    December 31, 1995, 1994 and 1993

     (iv) Statements of Changes in Partners' Capital, Years
               Ended December 31, 1995, 1994 and 1993

     (v)  Statements of Cash Flows, Years Ended December 31,
               1995, 1994 and 1993

     (vi) Notes to Financial Statements

     2.   Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is presented in the financial statements or related notes, and therefore such schedules have been omitted.

     3.   Exhibits

     See attached exhibit list which is incorporated by reference.


     (B)  Reports on Form 8-K for the Quarter ended December
     31, 1995

     There were no reports on Form 8-K filed during the fourth quarter ending December 31, 1995.

     (C)  Exhibits

     3(a) Limited Partnership Agreement, incorporated by
               reference from Prospectus previously filed with
               Registration Statement 33-6337 on Form S-11
               effective August 18, 1986.
     3(b) Certificate of Limited Partnership incorporated by
               reference from Exhibit 3B Registration Statement
               33-6337 on Form S-11 effective August 18, 1986.
     4    Subscription Agreement Evidencing Ownership of a
               Partnership Interest, incorporated by reference
               from Prospectus previously filed with Registration
               Statement 33-6337 on Form S-11 effective August
               18, 1986.
     10(a)     Consulting Fee Agreement between the
                    Partnership and NDII dated August 18, 1986.
                    Incorporated by reference from the 1986 10-K
                    filed March 30, 1987.
     10(b)     Acquisition Agreement between the Partnership
                    and NDII dated August 18, 1986. Incorporated
                    by reference from the 1986 10-K filed March
                    30, 1987.
     10(c)     Organization Expense Agreement between the
                    Partnership and NDII dated August 18, 1986.
                    Incorporated by reference from the 1986 10-K
                    filed March 30, 1987.
     10(d)     Contracts for Acquisition of Assets
     (1)  With respect to Cave Creek Mini-Warehouse,
               Phoenix, Arizona (Phase I): Incorporated by
               reference from Exhibit 2-1 to periodic report on
               Form 8-K dated March 1, 1987.
     (2)  With respect to Cave Creek Mini-Warehouses,
               Phoenix, Arizona (Phase II): Incorporate by
               reference from Exhibit 2-1 to periodic report on
               Form 8-K dated April 30, 1987.
     (3)  With respect to Amberwood Apartments, Holland,
               Michigan (36 units): Incorporate by reference from
               Exhibit 2-1 to periodic reports on Form 8-K dated
               June 17, 1988, and August 8, 1988.
     (4)  With respect to Amberwood Apartments, Holland,
               Michigan (8 units): Incorporate by reference from
               Exhibit 2-1 to periodic reports on Form 8-K dated
               September 16, 1988.
     (5)  With respect to Amberwood Apartments, Holland,
               Michigan (12 units): Incorporate by reference from
               Exhibit 2-1 to periodic reports on Form 8-K dated
               February 28, 1992.
     10(e)     Escrow Agreement dated August 18, 1986,
                    incorporated by reference from Exhibit 10 to
                    Registration Statement 33-6337 effective
                    August 18, 1986.
     10(f)     Management Consulting Delegation of Duties
                    Agreement between the General Partners and
                    NRMI dated May 28, 1991. Incorporated by
                    reference from the 1991 10-K filed March 27,
                    1992.
     10(g)     Property Management Agreement between
                    Partnership and NRMI dated July 1, 1991.
                    Incorporated by reference from the 1991 10-K
                    filed March 27, 1992.
     10(h)     Co-General Partner Agreement incorporated by
                    reference from Exhibit 5-1 to periodic
                    reports on Form 8-K dated July 26, 1991.
     11   Not applicable, see Item 6 of this report.
     12   Not applicable
     *13  National Real Estate Limited Partnership Income
               Properties-II 1995 annual report to Partners is
               included as an exhibit hereto for those portions
               of such annual report specifically incorporated by
               reference elsewhere herein. Such annual report is
               deemed not to be filed as part of this Report.
     18   Not applicable
     19   Not applicable
     22   Not applicable
     23   Not applicable
     *24  Consent of Independent Auditors filed with this
               report.
     25   Not applicable

     (D)  Financial Statement Schedule
     There are no schedules to be included herein.

     * Filed with this report.

     Exhibit 24



     CONSENT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS



     We consent to the incorporation by reference in this Annual Report (Form 10-K) of National Real Estate
     Limited Partnership Income Properties-II of our report dated January 19, 1996, included in the 1995 Annual
     Report to Partners of National Real Estate Limited
     Partnership - Income Properties II.






     ERNST & YOUNG LLP



     Milwaukee, Wisconsin
     March 27, 1996

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (Registrant)

     Dated:  March 28, 1996

     By:  /S/ John Vishnevsky

     John Vishnevsky
     President and Chief Operating and Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner

     Dated:  March 28, 1996

     By: /S/ John Vishnevsky

     John Vishnevsky
     Chief Financial and Accounting Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

     /S/ John Vishnevsky

     John Vishnevsky
     President and Director National Development and
     Investment, Inc.

     March 28, 1996
     (dated)


     /S/ Stephen P. Kotecki

     Stephan P. Kotecki
     Vice President, Secretary, Treasurer and Director
     National Development and Investment, Inc.


     March 28, 1996
     (dated)


     /S/ Stephen P. Kotecki

     Stephen P. Kotecki
     President, Treasurer and Director
     EC Corp.

     March 28, 1996
     (dated)



     /S/ Thomas Rielly

     Thomas Rielly
     Vice President, Secretary and Director
     EC Corp.

     March 28, 1996
     (dated)


     * The indicated positions are held in the Corporate
     General Partners of the Registrant.


     B:\NIP2ELE

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II


     Business

     The Registrant, National Real Estate Limited
     Partnership Income Properties-II (the "Partnership"), is a limited partnership organized under the Wisconsin Revised Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated May 28, 1986. As of December 31, 1994, the Partnership consisted of an Individual General Partner, two Corporate General Partners and 645 Limited Partners owning 20,653.69 limited partnership interests (the "Interests") acquired at a public offering price of $250 per Interest ($5,163,423 net). On February 2, 1987, the Partnership satisfied its escrow requirements and admitted Limited Partners to the Partnership except for New York investors who were admitted as of April 30, 1987, due to special escrow requirements for those investors. The Interests were sold commencing
     August 18, 1986, and ending August 31, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-6337) as amended. The Individual General Partner is John Vishnevsky and the Corporate General Partners are National Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

     The Partnership was organized to engage in the business of investing in, operating, owning, leasing, and improving interests in real estate, including developed as well as undeveloped properties, particularly apartment complexes. The Partnership's principal investment objectives are to invest in real estate properties which will:

     1) preserve and protect the Limited Partners' capital investment;

     2) provide quarterly distributions of Cash Available for Distribution;

     3) provide capital appreciation through increases in the value of the Partnership's real estate assets;
               and

     4) acquire, own, and operate its investment properties with no use of borrowed funds.

     The Partnership will continue in existence until December 31, 2006, unless terminated earlier by disposition of all of its assets or certain other events. The Partnership will commence liquidating its properties as soon as feasibly possible, depending upon, among other factors, whether the Partnership's investment objectives are met including, potential capital appreciation, cash flow, and federal income tax consequences to its Limited Partners.

     On March 1, 1987, the Partnership acquired its first investment property, a parcel of land containing three of the five buildings of Cave Creek Mini-Warehouse, a self storage mini-warehouse rental complex located in Phoenix, Arizona. The Partnership acquired an additional parcel of Cave Creek on April 30, 1987, that consisted of part of a two-story building. On June 17, 1988, the Partnership purchased a portion of Amberwood Apartments containing 36 apartment units located near Holland, Michigan. The Partnership acquired an additional portion of Amberwood Apartments on September 16, 1988, that consisted of eight apartment units by exercising its option to purchase those units. On February 28, 1992 the Partnership acquired the remaining twelve units of Amberwood Apartments. The properties are more fully described in this report at Properties.

     The real estate investment business is highly competitive. The Partnership's properties are in competition for tenants with numerous other alternative sources for storage or housing, including properties owned by the General Partners and their affiliates. The
     Partnership does not have any plans to acquire additional properties.

     The Partnership is not dependent upon a single tenant for its operating success. The Partnership does not foresee any events or market trends which would have a materially adverse affect upon the Partnership's revenues, except for increased competition for tenants, which is discussed more fully at Results of Operations.

     During 1995, the Partnership employed three full-time and five part-time on-site personnel in the following capacities: two managers and six cleaning and maintenance people. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 18 employees provided various accounting and management services to this and other partnerships. These persons worked an average of approximately 2 hours per week on this Partnership. Detailed time records of all personnel are maintained which form the basis for charges to the Partnership. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements with the Partnership.

     The Partnership is engaged solely in the business of investing in and managing real estate. Its business is believed by management to fall entirely within a single industry segment. The business of the Partnership is not seasonal, although the Partnership's properties may experience cyclical fluctuations in occupancy levels in the rental markets where they are located.


     Properties

     The properties in which the Partnership has invested are owned in fee simple. Upon the 1992 purchase of twelve units of Amberwood Apartments the property is owned in fee simple, subject to the mortgage. The principal factors which the General Partners believe affect rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management. The Partnership's investment properties are described below:

     Cave Creek

     Cave Creek Lock-It Lockers Mini-Warehouse (the "Complex") is located on approximately 1.7 acres at 1201 East Cinnabar Avenue, Phoenix, Arizona. The 747 unit Complex consists of three individual one-story and two individual two-story buildings of which construction was completed in July 1985. When the Partnership purchased Phase II on March 1, 1987, it acquired one single-story and two-story buildings located on approximately one acre of land. The Partnership acquired Phase III on April 30, 1987, and it consisted of part of a two-story building. A fee simple title has been acquired for both Phase II and
     III. In addition to the five warehouse buildings, there is an on-site office/apartment located at the north end of one of the buildings. Security in the Complex is provided by a resident manager and a fenced perimeter with double-gate access to the property. The Partnership has an interest in the remaining portion of the Complex for access and use of the business office facilities.

     Cave Creek Lock-It Lockers has an aggregate of approximately 46,028 net rentable square feet. Units may be subdivided as the market demands; therefore, the total unit count fluctuates.

     The Partnership acquired approximately 27,255 net rentable square feet in the three buildings it purchased in Phase II and approximately 11,424 net rentable square feet in Phase III. Phase II and III represent approximately 82% of the total net rentable square feet of the Complex.


     Amberwood Apartments

     On June 17, 1988, the Partnership purchased Amberwood Apartments, together with John Vishnevsky, individually, and National Real Estate Limited Partnership-VI ("NRELP-VI"), a Wisconsin limited partnership affiliated with the General Partners, from a corporation not related to the Partnership. The Partnership's portion as tenants-in-common originally encompassed 36 apartment units that were converted into condominium units.

     On September 16, 1988, the Partnership purchased from John Vishnevsky, individually, his portion of Amberwood Apartments, encompassing eight apartment units which during the period of ownership by Mr. Vishnevsky had been converted to two condominium units of four individual apartments each.

     The Partnership purchased from NRELP-VI its portion of Amberwood Apartments, encompassing twelve apartment units on February 28, 1992. During NRELP-VI's ownership of the units, they were converted into condominium units.

     Amberwood is located on 5.753 acres at 39-152nd Avenue, Holland, Michigan. Construction was completed in early 1988. The complex consists of seven two-story buildings containing 56 apartment units with attached garages. Each unit features a private garage, utility room with washer/dryer hookups, woodburning fireplace, central heating and air conditioning, range, refrigerator, garbage disposal, dishwasher, microwave oven, walk-in closets, and a wood deck. Gas and electric utilities are paid by the tenants.

     The apartment mix and asking rents of Amberwood as of December, 1995 are as follows:

     Description of Unit
     Number of Units
     Square Feet
     Asking Rent Per Month

     2 Bdrm/1 Bath
     14
     915
     $603

     2 Bdrm/1 Bath
     14
     923
     $613

     2 Bdrm/2 Bath
     14
     1,080
     $688

     3 Bdrm/2 Bath
     14
     1,231
     $778

     Amberwood is in Park Township on the north side of the City of Holland, Michigan. The shores of Lake Michigan and Lake Macatawa are only minutes away. The Project is five minutes from the north side retail area and ten minutes from the Holland business district.

     The Phoenix and Holland real estate markets are competitive. For a further discussion of occupancy rates, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report. Additional real estate projects may be built in these areas, which may compete directly with the Partnership's properties.

     Legal Proceedings

     The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Selected Financial Data

     Selected Operations
     Statement Data:

     And For The Year Ended
     As of December 31(a)
               1995           1994           1993
               1992           1991

     Operating Revenues
               $739,165       $713,255       $648,358
               $585,786       $457,901

     Operating Expenses
               624,276        606,114        586,890
               579,468        358,886

     Income from Operation
               114,889        107,141        61,468
               6,318          99,015

     Other Income (Expense)
               20,860         10,508         5,568
               7,499          (8,712)

     Net Income
               $135,749       $117,649       $  67,036
               $13,817        $   90,303

     General Partners' Share of Net Income
               $   6,787      5,882          $   3,352
               $   691        $    4,515

     Limited Partners' Share of Net Income
               128,962        111,767        63,684
               13,126         85,788
     Net Income (Loss) per Limited Partnership Interest
               6.24           5.41           3.08
               .64            4.15
     Distribution per Limited Partnership Interest
               6.75           6.00           6.00
               6.65           8.60


     Selected Balance Sheet Data:
               1995           1994           1993
               1992           1991

     Total Assets
               $ 4,026,052    $4,077,115     $4,128,247
               $4,237,038     $3,716,229
     Long-Term Debt
               491,333        535,333        579,333
               623,333
     Partners' Capital
               3,497,726      3,501,390      3,507,663
               3,564,549      3,688,079


     (a) Portions of Amberwood Apartments were purchased in 1988 and 1992, therefore comparability from year to year is restricted.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     Liquidity and Capital Resources

     On February 2, 1987, the Partnership attained subscriptions from investors in excess of the minimum offering amounts. All proceeds received in trust and deposited with First Wisconsin Trust Company in
     Milwaukee, Wisconsin, became available for Partnership purposes (except for subscriptions from New York investors, which became available on April 30, 1987).
     The Partnership sold Interests in the aggregate amount of $5,163,423. Such proceeds were used to pay offering costs to purchase the properties described in this report at Properties, to pay costs related to purchasing such properties, and to meet capital requirements for operations.

     During 1995, the Partnership made cash distributions to its limited partners totaling $139,143. Distributions from 1995 were at a rate that equalled 2.6% on investors' capital investment. The Partnership's ability to maintain and/or increase distributions during 1996 is dependent upon the results of operations; therefore, no assurance as to the distribution amount, if any, can be made. The
     Partnership does not have any present or planned material commitments for capital expenditures.

     Results of Operations

     During 1995, the Partnership operated two investment properties: Cave Creek Lock-It-Lockers and Amberwood
     Apartments. Since the Partnership commenced operations in 1987, comparisons to prior year operating results are limited as properties, or portions thereof, were purchased in 1987 and 1988, and again in 1992.

     Monthly rental rates at Cave Creek Lock-It Lockers increased in April 1995. Asking monthly rental rents as of December 31, 1995, ranged from $10 to $165 based on unit size compared to $9 to $165 in 1994 and $9 to $98 in 1993. December's occupancy in 1995 was 96.2%, 98.5% in 1994, and 98% in 1993. Average annual occupancy was 98%, 99%, and 97% in 1995, 1994, and 1993 respectively.
     Marketing efforts are directed primarily toward Yellow Pages advertising. Renovations planned for 1996 include roof repairs, painting and fence replacements.

     Average annual occupancy at the Amberwood Apartments for 1995 was 98%, compared to 99% for 1994, and 96% for 1993. Rental rates were raised by management in 1995. As of December 31, 1995, asking rents ranged from $603 $613 for the two-bedroom, one-bath units (depending on the size of the units); $688 for the two-bedroom, two-bath units; and $788 for the three-bedroom, two-bath units. Asking monthly rents at December 31, 1994, ranged from $583 to $593 for the two-bedroom, one-bath units (depending on the size of the units); $668 for the two-bedroom, two-bath units; and $758 for the three-bedroom, two-bath units. Asking monthly rents at December 31, 1993 ranged from $570 to $580 for the two-bedroom, one bath units; $655 for the two-bedroom, two bath units; and $745 for the three-bedroom, two bath units. Amberwood's monthly rental rates are higher than the area average, due to the significant quality and amenity differences available on the property. Occupancy at Amberwood is consistent with surrounding apartment communities.

     Amberwood remains one of the most highly regarded communities in Holland, offering a wooded setting, garages, and fireplaces. Amberwood presently offers fully furnished apartments with month to month leases. Amberwood also offers flexible leases, such as month to month and six month leases, to people who are building homes in the area. The economy within the area has remained stable. The rental market is strong and has prompted several apartment communities to add additional units.

     Overall net income for the Partnership increased due to high rental revenue caused by higher rental rates and increased interest income due to higher interest rates and increased cash balances. Partnership net income was higher in 1994 compared to 1993 as the increase in expenses was more than offset by the rise in revenues.

     Reference is made to Notes 2 and 6 of the Partnership's financial statements for a discussion of various fees charged to the Partnership.

     Inflation

     The General Partners believe the Partnership's ability to increase rental rates would offset any adverse effects inflation might have on the Partnership's cost of operations. Inflation may also tend to cause capital appreciation of the Partnership's properties over a period of time as rental rates and replacement costs of properties continue to increase. However, the effects of inflation on real estate may be influenced by general or local economic conditions. Future results are subject to uncertainty and the ability of the Partnership to achieve certain results is largely beyond the control of the General Partners and their affiliates.

     Impact of Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
     (SFAS) No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 addresses situations where information indicates that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets. SFAS No. 121 requires that long-lived assets that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. SFAS No. 121 is effective for the Partnership in 1996. The impact to the Partnership's financial statements is not expected to be material.

     Report of Independent Auditors


     The Partners
     National Real Estate Limited Partnership
     Income Properties II

     We have audited the accompanying balance sheets of National Real Estate Limited Partnership Income Properties II (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


     January 19, 1996


     ERNST & YOUNG LLP


     Milwaukee, Wisconsin

     Balance Sheets

     December 31
                              1995           1994
     Assets
     Cash                     $   478,326    $    392,498
     Other assets             9,671          8,346
     Investment properties, at cost (Note 3):
     Land                     516,590        516,590
     Buildings and improvements
                              4,145,090      4,140,774
                              4,661,680      4,657,364
     Accumulated depreciation 1,125,982      985,470
                              3,535,698      3,671,894
     Debt issue costs, net of accumulated amortization of
     $7,740 1995 and $5,720 1994
                              2,357          4,377
                              $4,026,052     $4,077,115

     Liabilities and Partners' capital
     Liabilities:
     Tenant security deposits $     26,050   $27,924
     Accrued expenses and other liabilities
                              926            1,500
     Rents received in advance
                              10,017         10,968
     Mortgage note payable (Note 4)
                              491,333        535,333
                              528,326        575,725
     Partners' capital:
     General Partners         33,579         26,792
     Limited Partners (authorized 40,000 interests;
     outstanding 20,653.69 interests)
                              3,464,147      3,474,598
                              3,497,726      3,501,390
                              $4,026,052     $4,077,115

Statement of Operations

     Year ended December 31
                    1995           1994           1993
     Operating revenues:
     Rentals        $710,705       $685,926       $628,432
     Other          28,460         27,329         19,926
                    739,165        713,255        648,358
     Operating expenses:
     Operating      160,663        164,564        154,520
     Administrative 118,555        111,259        94,167
     Building maintenance
                    61,389         42,868         39,571
     Depreciation   140,657        140,229        151,475
     Interest       53,942         48,858         45,821
     Property taxes 81,099         90,614         90,146
     Advertising    7,971          7,722          11,190
                    624,276        606,114        586,890
     Income from operations
                    114,889        107,141        61,468

     Other income (expense):
     Interest income
                    23,673         12,528         7,588
     Amortization of debt issue costs
                    (2,020)        (2,020)        (2,020)
     Loss on disposal of investment properties
                    (793)
                    20,860         10,508         5,568

     Net income     $135,749       $117,649       $67,036

     Net income attributable to General Partners (5%)
                    $    6,787     $     5,882    $    3,352
     Net income attributable to Limited Partners (95%)
                    128,962        111,767        63,684
                    $ 135,749      $  117,649     $  67,036

     Net income per Limited Partnership Interest
                    $     6.24     $      5.41    $     3.08

Statements of Changes in Partners' Capital




          General Partners    Limited Partners    Total

     Balances at January 1, 1993
          $17,558             $3,546,991          $3,564,549
     Distributions to Limited Partners
                              (123,922)           (123,922)
     Net income for the year
          3,352               63,684              67,036
     Balances at December 31, 1993
          20,910              3,486,753           3,507,663
     Distributions to Limited Partners
                              (123,922)      (123,922)
     Net income for the year
          5,882               111,767             117,649
     Balances at December 31, 1994
          26,792              3,474,598           3,501,390
     Distributions to Limited Partners
                              (139,413)           (139,413)
     Net income for the year
          6,787               128,962             135,749
     Balances at December 31, 1995
          $33,579             $3,464,147          $3,497,726





     ( ) Denotes deficit or deduction.

Statements of Cash Flows


     Year ended December 31
                    1995           1994           1993
     Operating activities
     Net income for the year
                    $135,749       $117,649       $67,036
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation   140,657        140 ,229       151,475
     Amortization of debt issue costs
                    2,020          2,020          2,020
     Loss on disposal of investment properties
                    793
     Changes in operating assets and liabilities:
     Other assets   (1,325)        (7,764)        54
     Tenant security deposits
                    (1,874)        2,950          (746)
     Accrued expenses and other liabilities
                    (574)          (5,251)        981
     Rents received in advance
                    (951)          1,442          (8,140)
     Net cash provided by operating activities
                    274,495        251,275        212,680

     Investing activity
     Additions to investment properties
                    (5,254)        (1,239)        (1,545)

     Financing activities
     Payments on mortgage note
                    (44,000)       (44,000)       (44,000)
     Distributions to Limited Partners
                    (139,413)      (123,922)      (123,922)
     Net cash used in financing activities
                    (183,413)      (167,922)      (167,922)

     Increase in cash
                    85,828         82,114         43,213
     Cash at beginning of year
                    392,498        310,384        267,171
     Cash at end of year
                    $478,326       $392,498       $310,384

Notes to Financial Statements
     December 31, 1995

     1. Organization and Basis of Accounting

     Organization

     National Real Estate Limited Partnership Income Properties II (the Partnership) was organized as a limited partnership under the laws of the State of Wisconsin pursuant to a Certificate and an Agreement of Limited Partnership (the Agreement) dated May 28, 1986, for the purpose of investing primarily in commercial and residential real property and began operations in February 1987. The Partnership is to be dissolved on or before December 31, 2006.

     The Partnership consists of three General Partners, National Development and Investment, Inc., John Vishnevsky and EC Corp. and 645 Limited Partners at December 31, 1995. Mr. Vishnevsky is the president and majority stockholder of National Development and Investment, Inc. EC Corp. was admitted to the Partnership effective July 26, 1991, as approved by the Limited Partners. See also Note 7.

     Basis of Accounting

     The Partnership records are maintained on the basis of accounting utilized for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records adjusted to the accrual basis of accounting, including adjustments for differences in depreciation methods. Certain accrual and tax basis amounts are summarized as follows:

     1995
     Accrual Basis       Tax Basis
     1994
     Accrual Basis       Tax Basis
     1993
     Accrual Basis       Tax Basis
     (In Thousands)


     Total assets
     $4,026              $4,641
     $4,077              $4,701
     $4,128              $4,768

     Partners' capital:

     General Partners
     34                  32
     27                  26
     21                  21
     Limited Partners
     3,464               4,081
     3,475               4,100
     3,487               4,127

     Net income:

     General Partners
     7                   6
     6                   5
     3                   3
     Limited Partners
     129                 121
     112                 97
     64                  58

     2. Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Although estimates are considered to be fairly stated at the time that the estimates are made, actual results could differ from those estimates.


     Depreciation

     Depreciation is computed by the straight-line method using estimated useful lives of 30 years for the buildings and improvements and five years for related equipment.

     For federal income tax purposes, the Partnership has adopted the Modified Accelerated Cost Recovery System, which provides for depreciation of buildings and improvements over 27.5 and 31.5 years and related equipment over five and seven years using straight-line and accelerated methods.

     Fees to Affiliates

     Acquisition fees and property management fees are payable to the General Partners or affiliates of the General Partners. These amounts are payable currently and are charged to expense as follows:

     Acquisition Fees

     Real estate acquisition fees for selection, negotiation and purchase of Partnership properties have been capitalized and allocated to land and buildings and improvements based on appraised values. The portions allocated to buildings and improvements are being depreciated over the respective useful lives of the buildings and improvements.

     Property Management Fees

     Fees for property management and rental services are being charged to expense over the period property management services are being performed.

     In addition, selling commissions, marketing expense reimbursements and reallowances and other reimbursed syndication costs paid to the General Partners or affiliates of the General Partners have been recorded as a charge to Limited Partners' capital.

     Allocations and Distributions

     Pursuant to the Agreement, net income and losses from operations (exclusive of those from the sale or disposition of Partnership properties) are to be allocated 95% to the Limited Partners and 5% to the General Partners. Any gains from the sale or disposition of Partnership properties are to be allocated first to the Limited Partners to eliminate any deficit in their net capital accounts; then to the General Partners to eliminate any deficit in their net capital accounts; then to the Limited Partners in an amount equal to their initial capital investment plus any amount remaining to be paid under their cumulative preference; then to the General Partners in an amount equal to the proceeds of such sale distributed to them; and all remaining amounts are to be allocated to the Limited Partners provided that at least 1% of the gain from sale or disposition is to be allocated to the General Partners. Losses from the sale or other disposition of Partnership properties are to be allocated 88% to the Limited Partners and 12% to the General Partners.

     Cash available for distribution, as defined in the Agreement, was distributed 100% to the Limited Partners until August 1987 and, thereafter, such distributions are to be made 95% to the Limited Partners and 5% to the General Partners, except that the General Partners' right to participate in such distributions is subordinated to cumulative payments to the Limited Partners of at least 8.5% of their capital investment on an annualized basis.

     After the repayment of any General Partner's loans and subject to the right to reinvest such proceeds until three years after termination of the Partnership's initial offering of interests, proceeds of sale or disposition of Partnership properties are to be distributed as follows: (i) 100% to all partners until they have received an amount equal to their capital investment (first to the Limited Partners and then to the General Partners); (ii) then 100% to the Limited Partners until they have received an amount equal to their cumulative preference of 10% simple interest per annum; (iii) then an amount to the General Partners equal to 12% of such proceeds remaining after return to all Partners of an amount equal to 100% of their capital investment, but not more than an amount equal to 15% of such proceeds remaining after return to all partners of their capital investment and an amount to the Limited Partners (including prior distributions of cash available for distribution) equal to 6% simple interest per annum, cumulative; and (iv) all remaining amounts to the Limited Partners.

     Net Income Per Limited Partnership Interest

     Net income per Limited Partnership interest is based on net income as allocated to the Limited Partners divided by the weighted average number of interests outstanding during the year.

     Reclassifications

     Certain amounts as previously presented in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

     Pending Accounting Change

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
     (SFAS) No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 addresses situations where information indicates that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets. SFAS No. 121 requires that long-lived assets that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. SFAS No. 121 is effective for the Partnership in 1996. The impact to the Partnership's financial statements is not expected to be material.


     3. Investment Properties

     Investment properties consist of the following at December 31, 1995:


     Description

     Initial Cost to Partnership
     Land
     Buildings and Improvements


     Costs Capitalized Subsequent to Acquisition
     Land
     Buildings and Improvements



     (In Thousands)


     Cave Creek Mini-Warehouses Phoenix, Arizona

     $405
     $1,308

     $ -
     $  7

     Amberwood Condominiums Holland, Michigan
     87
     2,192

     25
     638


     $492
     $3,500

     $25
     $645

     Description
     Gross Amount at Which Carried
     Land           Buildings and Improvements
     Total          Accumulated Depreciation
     (In Thousands)


     Cave Creek Mini-Warehouses Phoenix, Arizona
     $405           $1,315
     $1,720         $ 385

     Amberwood Condominiums Holland, Michigan
     112            2,830
     2,942          741

     $517           $4,145
     $4,662         $1,126


     Description
     Date of Construction     Date Acquired

     Cave Creek Mini-Warehouses Phoenix, Arizona
     1985                     In phases in 1987

     Amberwood Condominiums Holland, Michigan
     1988                     In phases in 1988 and 1992

     The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes was $1,156,691 at December 31, 1995.

     A reconciliation of the cost and accumulated depreciation of the investment properties follows:


     Year ended December 31
     1995           1994           1993
     (In Thousands)


     Cost:
     Balance at beginning of year
     $4,658         $4,656         $4,655
     Additions to investment properties
     5              2              1
     Disposal of investment properties
     (1)
     Balance at end of year
     $4,662         $4,658         $4,656

     Year ended December 31
     1995           1994           1993
     (In Thousands)


     Accumulated depreciation:
     Balance at beginning of year
     $   985        $845           $694
     Provision for the year
     141            140            151
     Balance at end of year
     $1,126         $985           $845

     4. Mortgage Note Payable

     Mortgage note payable consists of the following:

     December 31
     1995           1994

     Mortgage note payable, due in monthly installments of $3,667, plus interest at 1.5% over a bank's prime rate adjusted annually each March 1 (10% at December 31,
     1995), maturing March 1, 1997, collateralized by
     Amberwood Condominiums and requiring a balloon payment of $440,000 at maturity


     $491,333       $535,333


     Aggregate future maturities of long-term debt at December 31, 1995, are as follows:


     1996      $  44,000
     1997      447,333
               $ 491,333

     Interest payments were $53,942, $48,858 and $45,821 in 1995, 1994 and 1993, respectively.

     5. Income Taxes

     The Partnership has received an opinion from legal counsel that it will be classified as a partnership for federal income tax purposes. Therefore, Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners and no provision for income taxes has been made in the Partnership's financial statements.

     Differences between the net income as reported herein and the net income reported for federal income tax purposes arise primarily from timing differences related to depreciation. The following is a reconciliation of the reported net income and the net income reported for federal income tax purposes for the year ended December 31:

     1995           1994           1993
     Net income as reported in the financial statements
     $135,749       $117,649       $67,036
     Add (deduct):
     Depreciation
     (9,221)        (15,679)       (6,454)
     Other
     302
     Net income reported for federal income tax purposes
     $126,830       $101,970       $60,582

     6. Transactions with Affiliated Parties

     The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership also shares certain management and accounting employees and other expenses with the Corporate General Partner and other entities that are controlled by the Individual General Partner and has executed contracts providing for the following fees payable to such entities:

     National Realty Management, Inc.

     National Realty Management, Inc., was paid property management fees ($40,181 1995; $38,570 1994;
     $34,520 1993).

     Charges by affiliated parties in 1996 are estimated by management to approximate $40,000 for property management fees.

     National Real Estate Limited Partnership VI

     In 1992, the Partnership purchased 12 units of Amberwood Condominiums from National Real Estate Limited Partnership VI (NRELP VI), an affiliated partnership. The Partnership is contingently liable to pay NRELP VI proceeds from a future sale of Amberwood Condominiums as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELP VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. After that, NRELP VI will receive 60% of the net sales price above $57,500 per unit.

     7. Financial Difficulties of Individual General Partner

     The Individual General Partner had experienced financial difficulties in prior years. Due to actions taken by the Individual General Partner in 1995, his financial difficulties, if any, no longer appear to be a threat to the Partnership.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II



     John Vishnevsky
     Chief Operating and Executive Officer

     John Vishnevsky
     Chief Financial and Accounting Officer


     General Partners:


     John Vishnevsky

     National Development and Investment, Inc.

     John Vishnevsky
     President and Director

     Stephen P. Kotecki
     Vice President, Secretary, Treasurer and Director

     EC Corp.

     Stephen P. Kotecki
     President, Treasurer and Director

     Thomas Rielly
     Vice President, Secretary and Director

     Of the above officers and directors of the Corporate
     General Partners, Mr. Thomas Rielly is the only person not an employee of National Development and Investment, Inc., its affiliates, or EC Corp.








     The Partnership Form 10-K for 1995, which is filed with the Securities and Exchange Commission, will be furnished at no charge to partners upon written request directed to: National Development and Investment, Inc.,
     Attn: Partnership Management, 9800 West Bluemound Road, Milwaukee, WI 53226-4353.


     B:\NIP2ELE