Form 10-Q
period 1996-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1996-05-15
CIK 795306

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549


     FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934



     For Quarter Ended March 31, 1996

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
     Balance Sheet
     (Unaudited)

                           March 31,         December 31,
                              1996                1995
     ASSETS

     Current Assets:
          Cash           $    462,652        $    478,326
          Escrow and other deposits (Note 5)
                              0                   0
          Accounts receivable and other assets
                              8,464               9,671
     Other Assets:
          Investment properties, at cost
               Land           516,590             516,590


          Buildings and improvements
                              4,146,875           4,145,090

                              4,663,465           4,661,680
          Less accumulated depreciation
                              1,161,285           1,125,982

                              3,502,180           3,535,698

     Intangible Assets:
     Debt issue costs, net of accumulated amortization
     of $5720 as of December 31, 1994 and
     $3,700 as of December 31, 1993
                              1,852               2,357

                         $    3,975,148      $    4,026,052

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
          Accrued expenses and other liabilities
                         $    1,049          $    926
          Tenant security deposits
                              26,800              26,050
          Mortgage notes payable (Note 6)
                              480,333             491,333
          Rent received in advance
                              13,415              10,017

                              521,597             528,326
     Partners' Capital (Note 3):
          General Partners (deficit)
                              33,694              33,579
          Limited Partners
          (authorized----40,000 Interests;
                              3,419,857           3,464,147
          outstanding--20,653.69)
                              3,453,551           3,497,726

                         $    3,975,148      $    4,026,052

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
                                   Three Months Ended
                                        March 31,
                         1996           1995

     Income:
     Operating Income    $171,122       $188,483

                         $171,122       $479,746


     Operating expenses:
     Operating           92,135         77,202
     Administration      36,484         33,549
     Depreciation and amortization
                         35,808         35,619
     Interest (Note 6)
                         12,619         13,716

                         177,045        160,086

     Income (Loss) from operations
                         (5,923)        28,397


     Other income (expense):
     Interest and other income
                         8,220          7,190
     Net Income/(Loss)
               $         2,297          $35,586

     Net Income/(Loss) attributable to
     General Partners (5%)
                    $    115            $1,779
     Net Income/Loss attributable to
     Limited Partners (95%)
                    $    2,182          $33,807
     Per Limited Partnership
     Interest outstanding-20,653.69
                    $    0.11           $1.64


     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                                   Three Months Ended
                                        March 31,
                              1996                1995
     Operating Activities:
     Net income (loss) for the period
               $              2,297     $         23,252
     Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization
                              35,303              35,001
     Amortization of debt issue costs
                              505                 505
     Changes in operating assets and
     liabilities:
     Escrow deposits and other assets
                              1,207               (17,280)
     Rents received in advance
                              3,398               4,489
     Accrued expenses and other liabilities
                              123                 14,181
     Tenant security deposits
                              750                 2,350
     Accrued real estate taxes
                              0                   0

     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES
                              43,583              62,498

     Investment activity:
     Additions to investment property
                              (1,786)             0

     Financing activities:
     Distributions to partners
                              (46,471)            (30,981)
     Proceeds from mortgage note payable
                              0                   0
     Payments on mortgage note payable
                              (11,000)            (11,000)

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES               (57,471)            (41,981)

     INCREASE (DECREASE) IN CASH
                              (15,674)            20,517

     Cash at beginning of period
                              478,326             278,892
     CASH AT END OF PERIOD
                              $462,652            $299,409

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II




     INDEX




                                                   Page

      PART I. FINANCIAL INFORMATION

          Balance Sheet (unaudited) - March 31, 1996
               and December 31, 1995 . . . . . . . . .2

          Statement of Operations (unaudited) - Three months
               ended March 31, 1996 and 1995 . . . . .3

          Statement of Cash Flows (unaudited) -
               Three months ended March 31, 1996 and 19954

          Notes to Financial Statements (unaudited).5-6

          Management's Discussion and Analysis of
               Financial Condition and Results of Operation7


     PART II. OTHER INFORMATION AND SIGNATURES . . .8-9

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     March 31, 1996


     1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1995. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended March 31, 1996 may not be indicative of the operating results for the entire year.

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

      3.  Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter     $3,464,147
     Distributions                                         (46,471)
     Net Income (Loss)                                     2,182
     Partners' Equity, end of quarter           $3,419,858

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

     Quarter Ended March 31, 1995
     Partner's Equity, beginning of quarter     $3,474,598
     Distributions                                         (30,981)
     Net Income (Loss)                                     (33,807)
     Partners' Equity, end of quarter           $3,477,423


     GENERAL PARTNERS
     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter     $33,579
     Distributions                                         --
     Net Income (Loss)                                     115
     Partners' Equity, end of quarter           $33,694

     Quarter Ended March 31, 1995
     Partner's Equity, beginning of quarter     $26,792
     Distributions                                         --
     Net Income (Loss)                                     1,779
     Partners' Equity, end of quarter           $28,572


     TOTAL
     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter     $3,497,726
     Distributions                                         (46,471)
     Net Income (Loss)                                     2,297
     Partners' Equity, end of quarter           $3,453,552

     Quarter Ended March 31, 1995
     Partner's Equity, beginning of quarter     $3,501,390
     Distributions                                         (30,981)
     Net Income (Loss)                                     (35,586)
     Partners' Equity, end of quarter           $3,505,995

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements (cont'd)
     (Unaudited)
     March 31, 1996


     4.     National Realty Management, Inc. (NRMI):  The
                 Partnership incurred property management fees of $9,258 under an agreement with NRMI for the three month period ended March 31, 1996.

     5.     The mortgage note payable is secured by Amberwood
                 Apartments. Monthly principal and interest payments are required in amounts sufficient to fully amortize the loan over 15 years. The interest rate is adjustable annually at 1.5% plus First Michigan Bank prime rate and is currently at 10.25%. The note matures on March 1, 1997. Maturities of the mortgage from 1996 to 1997 based on the current accrual rate, are as follows:
                 $44,000, and $447,333.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     March 31, 1996

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

     Amberwood's occupancy rate for the first quarter of 1996 was 90.77%. Cave Creek Lock-It Lockers' occupancy during the same period was 92.33% based on net rentable square footage. During the comparable period in 1995 occupancy rates were 100% for Amberwood and 98.2% for Cave Creek Lock-It Lockers.

     Total operating revenues for Cave Creek Lock-It Lockers in 1996 are in line with the comparable period of 1995. Total operating revenue for Amberwood Apartments decreased due to higher vacancies. Operating expenses have increased over the same quarter of 1995 due to increased maintenance expense at Amberwood Apartments. Interest expense remained in line with the same quarter of 1995 due to a slight increase in interest rates.

     The distributions have increased to $2.25 per share per quarter and totaled $46,470.80 for the first quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended
     March 31, 1996.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     National Real Estate Limited Partnership
     Income Properties
     (Registrant)




     Date        /S/May 15, 1996

     /S/        John Vishnevsky
     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date       /S/May 15, 1996
     /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer

     Date       /S/May 15, 1996
     Stephen P. Kotecki
     __________________________________
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner








     B:\NIP2-1QT.ELE