Form 10-Q
period 1996-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1996-08-14
CIK 795306

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549


     FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934



     For Quarter Ended June 30, 1996
     Commission File Number: 01-16874


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




     INDEX




     Page

     PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - June 30, 1996
     and December 31, 1995
     2

     Statement of Operations (unaudited) - Three months and
     six months
     ended June 30, 1996 and 1995
     3

     Statement of Cash Flows (unaudited) -
     Six months ended June 30, 1996 and 1995
     4

     Notes to Financial Statements (unaudited)
     5-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation
     7


     PART II. OTHER INFORMATION AND SIGNATURES
     8-9

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)
                                June 30,     December 31,
                                   1996           1995
     ASSETS

          Current Assets:
               Cash           $491,779       $478,326
               Escrow and other deposits (Note 5)
                              0              0
               Accounts receivable and other assets
                              770            9,671
       Other Assets:
               Investment properties, at cost
                  Land        516,590        516,590
                  Buildings and improvements
                              4,146,875      4,145,090

                              4,663,465      4,661,680
                  Less accumulated depreciation
                              1,196,587      1,125,982

                              3,466,878      3,535,698

            Intangible Assets:
             Debt issue costs, net of accumulated
               amortization of $5720 as of December 31,
               1996 and $3,700 as of December 31, 1995
                              1,347          2,357

                              $3,960,774     $4,026,052

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
          Accrued expenses and other liabilities
                              $14,557        $926
          Tenant security deposits
                              27,590         26,050
          Mortgage notes payable (Note 6)
                              469,333        491,333
          Rent received in advance
                              13,525         10,017

                              525,005        528,326
     Partners' Capital (Note 3):
          General Partners (deficit)
                              35,128         33,579
          Limited Partners
               (authorized----40,000 Interests;
                              3,400,641      3,464,147
               outstanding--20,653.69)
                              3,435,769      3,497,726

                              $3,960,774     $4,026,052

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
              Three Months Ended   Six Months ended
                    June 30,            June 30,
               1996      1995      1996      1995
     Income:
          Operating Income
               $185,437  $191,329  $356,560  $379,812

               $185,437  $191,329  $356,560  $379,812
     Operating expenses:
          Operating
               81,992    80,922    174,127   158,125
          Administration
               31,288    24,780    67,772    58,329
          Depreciation and amortization
               35,808    35,619    71,615    71,238
          Interest (Note 6)
               11,877    9,292     24,496    23,008

               160,965   150,613   338,010   310,700

     Income (Loss) from operations
               24,472    40,716    18,550    69,112

     Other income (expense):
          Interest and other income
               4,216     6,331     12,436    13,522

            Net Income/(Loss)
               $28,688   $47,047   30,986    82,634

     Net Income/(Loss) attributable to
          General Partners (5%)
               $1,434    $2,352    1,549     4,132
     Net Income/Loss attributable to
          Limited Partners (95%)
               $27,254   $44,695   29,435    78,502
          Per Limited Partnership
            Interest outstanding-20,653.69
               $1.32     $2.16     1.43      3.80

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                                   Three Months Ended
                                          June 30,
                              1996                1995
     Operating Activities:
              Net income (loss) for the period
                              $30,986             $23,252
          Adjustments to reconcile net loss to
          net cash used in operating activities:
               Depreciation and amortization
                              70,605              35,001
               Amortization of debt issue costs
                              1,010               505
          Changes in operating assets and liabilities:
               Escrow deposits and other assets
                              8,901               (17,280)
               Rents received in advance
                              3,508               4,489
               Accrued expenses and other liabilities
                              13,631              14,181
               Tenant security deposits
                              1,540               2,350
               Accrued real estate taxes
                              0                   0

     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES     130,181             62,498

     Investment activity:
               Additions to investment property
                              (1,786)             0

     Financing activities:
          Distributions to partners
                              (92,942)            (30,981)
          Proceeds from mortgage note payable
                              0                   0
          Payments on mortgage note payable
                              (22,000)            (11,000)

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES               (114,942)           (41,981)

     INCREASE (DECREASE) IN CASH
                              13,453              20,517

     Cash at beginning of period
                              478,326             278,892

     CASH AT END OF PERIOD    $491,779            $299,409

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     June 30, 1996


     1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1995. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended June 30, 1996 may not be indicative of the operating results for the entire year.

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

     3.   Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended June 30, 1996
     Partner's Equity, beginning of quarter     $3,419,858
     Distributions                                         (46,471)
     Net Income (Loss)                                     27,254
     Partners' Equity, end of quarter           $3,400,641

     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $3,477,423
     Distributions                                         (30,981)
     Net Income (Loss)                                     44,695
     Partners' Equity, end of quarter           $3,491,137

     GENERAL PARTNERS
     Quarter Ended June 30, 1996
     Partner's Equity, beginning of quarter     $(33,694)
     Distributions
     Net Income (Loss)                                     1,434
     Partners' Equity, end of quarter           $35,128

     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $28,572
     Distributions
     Net Income (Loss)                                     2,352
     Partners' Equity, end of quarter           $30,924


     TOTAL
     Quarter Ended June 30, 1996
     Partner's Equity, beginning of quarter     $3,453,552
     Distributions                                         (46,471)
     Net Income (Loss)                                     28,688
     Partners' Equity, end of quarter           $3,435,769

     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $3,505,995
     Distributions                                         (30,981)
     Net Income (Loss)                                     47,047
     Partners' Equity, end of quarter           $3,522,061


     4.     National Realty Management, Inc. (NRMI): The
                 Partnership incurred property management fees of $17,815 under an agreement with NRMI for the six month period ended June 30, 1996.

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

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     June 30, 1996

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

     Amberwood's occupancy rate for the second quarter of 1996 was 99.4%. Cave Creek Lock-It Lockers' occupancy during the same period was 95.44% based on net rentable square footage. During the comparable period in 1995 occupancy rates were 99.4% for Amberwood and 98.1% for Cave Creek Lock-It Lockers.

     Total operating revenues for Cave Creek Lock-It Lockers in 1996 are in line with the comparable period of 1995. Total operating revenue for Amberwood Apartments decreased due to higher vacancies. Operating expenses have increased over the same quarter of 1995 due to increased maintenance expense at Amberwood Apartments and Cave Creek Lock-It Lockers. Interest expense remained in line with the same quarter of 1995 due to a slight increase in interest rates.

     The distributions have increased to $2.25 per share per quarter and totaled $46,470.80 for the second quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K
     There were no reports on Form 8-K for the quarter ended
     June 30, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



National Real Estate Limited Partnership
Income Properties
(Registrant)




Date        /S/August 15, 1996

/S/        John Vishnevsky
________________________________
John Vishnevsky
President and Chief Operating and
Executive Officer
National Development and Investment, Inc.
Corporate General Partner


Date       /S/August 15, 1996
/S/        John Vishnevsky
__________________________________
John Vishnevsky
Chief Financial and Accounting Officer

Date       /S/August 15, 1996
/S/        Stephen P. Kotecki
__________________________________
Stephen P. Kotecki
President
EC Corp
Corporate General Partner











B:\NIP2-2QT