Form 10-Q
period 1996-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1996-11-12
CIK 795306

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     FORM 10-Q

     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934


     For Quarter Ended September 30, 1996
     Commission File Number: 0-14453


     National Real Estate Limited Partnership
     Income Properties
     (Exact name of registrant as specified in its charter)



     Wisconsin
     39-1503893
     (State or other jurisdiction ofincorporation or organization)

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


     (X)     Yes      (   ) No

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES




     INDEX



     Page

     PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - September 30, 1996
     and December 31, 1995 . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) -
     Three months and nine months ended
     September 30, 1996 and 1995 . . . . . . . . . . .3

     Statements of Cash Flows (unaudited) -
     Nine months ended September 30, 1996  and 1995. .4

     Notes to Financial Statements (unaudited) . . .5-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation. .7-8


     PART II. OTHER INFORMATION AND SIGNATURES . . 9-10

     PART I.  FINANCIAL INFORMATION

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)

                    September 30,       December 31,
                         1996                1995
     ASSETS

     Current Assets
          Cash           $715,374       $599,315
          Escrow deposits and other assets (Note 4)
                         42,406         10,032
     Other Assets
          Investment properties, at cost
             Land        1,267,695      1,267,695
             Buildings and improvements
                         6,041,914      6,018,410

                         7,309,609      7,286,105

             Less accumulated depreciation
                         2,076,222      1,922,692

                         5,233,387      5,363,413

                         $5,991,167     $5,972,760

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
          Tenant security deposits
                         $5,454         $5,454
          Rents received in advance
                         31,821         32,343
          Accrued interest payable to
          Individual General Partner
                         489,781        433,571
          Accrued expenses and other liabilities
                         86,963         86,345
          Note payable to Individual General
          Partner (Note 6)
                         271,020        271,020

                         885,039        828,733

     Partners' Capital (deficiency) (Note 5):
         General Partners
                         $(86,952)      $(85,815)
          Limited Partners (authorized--10,000
            Interests; outstanding--9,034.01 Interests)
                         5,214,751      5,251,513
          Less 29.86 Interests held in Treasury
                         (21,671)       (21,671)

                         5,106,128      5,144,027

                         $5,991,167     $5,972,760

          See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
                 Three months ended       Nine Months Ended
                 September 30,            September 30,
               1996           1995      1996      1995

     INCOME
          Operating income
               $219,240       $228,987  654,435   655,483
          Other income
               28,950         10,692    99,194    31,285

             Total Income
               248,190        239,679   753,629   686,768

     OPERATING EXPENSES
          Property operating expenses
               108,531        131,463   345,923   329,201
          Depreciation and amortization
               51,177         51,220    153,530   153,424
          Interest expense
               19,167         18,355    56,211    53,667
          Administrative expense
               34,968         33,671    125,332   134,808

             Total Expenses
               213,843        234,709   680,996   671,100

     Income(Loss) from operations
               34,347         4,970     72,633    15,668
     Other Income (expenses)
             Interest income
               12,048         7,111     28,707    21,875

             Net Income (Loss)
               $46,394        $12,081   101,340   37,543
     Net Income (Loss) attributable to
             General Partners (3%)
               $1,392         $362      3,040     1,126
     Net Income (Loss) attributable to
             Limited Partners (97%)
               $45,003        $11,719   98,300    36,417
             Per Limited Partnership Interest
               Outstanding--9,004.15 Interests
               $5.00          $1.30     $10.92    $4.04

          See notes to financial statements.

NATIONAL REAL ESTATE
     LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                                 Nine Months Ended
                                    September 30,
                              1996                1995
     Operating Activities
             Net income (loss) for the period
                              $101,339            $37,543
             Adjustments to reconcile net loss to
               net cash used in operating activities:
               Depreciation   153,530             153,343


             Changes in operating assets and
               liabilities:
               Escrow deposits & other assets
                              (32,374)            8,872
               Tenant security deposits
                              0                   (1,581)
               Rents received in advance
                              (522)               (2,167)
               Accrued expenses and other liabilities
                              56,829              42,787


                    NET CASH PROVIDED BY (USED IN)
                              278,802             238,797
                      OPERATING ACTIVITIES


          Investing activities:
               Additions to investment property
                              (23,504)            (11,709)

          Financing activities:
               Distributions to partners
                              (139,239)           (97,468)

                    INCREASE (DECREASE) IN CASH
                              116,059             129,620

                    Cash at beginning of period
                              657,294             409,508

                     CASH AT END OF PERIOD
                              $773,353            $539,128

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     September 30, 1996

     1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1995. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended September 30, 1996, may not be indicative of the operating results for the entire year.

     2. National Real Estate Limited Partnership Income Properties (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 18, 1984, for the purpose of investing in residential, commercial, and industrial real properties. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $6,000 to the Partnership as General Partners. The Limited Partnership Agreement had authorized the issuance of 10,000 Limited Partnership Interests (the "Interests") at $1,000 per Interest with the offering period commencing January 31, 1985. Upon conclusion of the offering in December 1986, the Partnership had raised $9,024,556 in capital representing 9,034.01 Interests.

     3.   National Realty Management, Inc. (NRMI): The
               Partnership incurred property management fees of $39,805 under an agreement with NRMI for the period presented.

     4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $4,869, $2,115, $434, and $3,451, respectively.

     5.   Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended September 30, 1996
     Partner's Equity, beginning of quarter     $5,214,768
     Distributions                                         (45,021)
     Net Income (Loss)                                     45,002
     Partners' Equity, end of quarter           $5,214,749

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

     Quarter Ended September 30, 1995
     Partner's Equity, beginning of quarter     $5,242,083
     Distributions                                         (31,515)
     Net Income (Loss)                                     41,027
     Partners' Equity, end of quarter           $5,298,976

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).


     GENERAL PARTNERS
     Quarter Ended September 30, 1996
     Partner's Equity, beginning of quarter     $(86,951)
     Distributions                                         (1,392)
     Net Income (Loss)                                     1,392
     Partners' Equity, end of quarter           $(86,951)

     Quarter Ended September 30, 1995
     Partner's Equity, beginning of quarter     $(85,436)
     Distributions                                         (974)
     Net Income (Loss)                                     1,269
     Partners' Equity, end of quarter           $(83,678)


     TOTAL
     Quarter Ended September 30, 1996
     Partner's Equity, beginning of quarter     $5,139,892
     Distributions                                         (46,413)
     Net Income (Loss)                                     46,393
     Partners' Equity, end of quarter           $5,139,872

     Quarter Ended September 30, 1995
     Partner's Equity, beginning of quarter     $5,156,647
     Distributions                                         (32,489)
     Net Income (Loss)                                     42,296
     Partners' Equity, end of quarter           $5,215,298


     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).


     6.     As outlined in the prospectus, the General
                 Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of September 30, 1996, interest totaling $489,781 has accrued.

     7.     Northridge Commons' tenants pay monthly fixed rent
                 payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     September 30, 1996

     The Partnership currently owns and operates four investment properties; Tucson Lock-It Lockers, a 49,885 net rentable square foot mini warehouse complex in Tucson, Arizona; Phoenix Lock-It Lockers, a 58,766 net rentable square foot mini warehouse complex in Phoenix, Arizona; a portion of Cave Creek Lock-It Lockers containing 8,236 of 46,028 net rentable square feet in Phoenix, Arizona; and Northridge Commons, a 20,700 net rentable square foot community shopping center in Milwaukee, Wisconsin.

     Occupancy based upon net rentable square feet for the third quarter averaged 94.0% for Tucson Lock-It
     Lockers; 97.9% for Phoenix Lock-It Lockers; 100% for
     Northridge Commons; and 94.2% for Cave Creek Lock-It
     Lockers. This compares to an average of 98.9% for Tucson Lock-It Lockers; 98.4% for Phoenix Lock-It
     Lockers; 100% for Northridge Commons; and 98% for Cave
     Creek Lock-It Lockers during the same period of 1995.

     Rental rates were increased at Tucson, Phoenix, and Cave Creek Lock-It Lockers in April 1996. Tucson
     Lock-It Lockers continued to install security lighting and started painting the buildings. Future projects to be completed at Tucson Lock-It Lockers include continued painting and asphalt work. Phoenix Lock-It
     Lockers is continuing to replace doors on units as warranted, repaired roofs and have future projects consisting of paving or continued roof repairs.

     Talbots, the anchor tenant, ended its lease October 1, 1996. The corporate decision was based on closing the Talbots surplus stores which are in a secondary location. The new surplus stores are in California, Boston, and Illinois and will have 12,000 to 15,000 square feet of floor space. Talbots had occupied 6,792 square feet at Northridge.

     The Talbot's space is being extensively marketed.
     Additional signage is on the property, commercial brokers have been contacted, ads are being run and national retailers are being contacted. There is a considerable amount of vacant retail space in strip malls in the area. Northridge Commons does have advantages over some of the competing space. The new pylon sign installed by CellularOne has given the property greater visibility and all tenants have seen an increase in business due to this signage. Talbots has a premium location on the pylon sign which will be a big incentive for a new tenant, and Northridge
     Commons tenants have direct street access.

     During the third quarter of 1996 rental revenue for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, and
     Cave Creek Lock-It Lockers increased compared to the second quarter of 1995 due to increased rental rates.
     Also during the third quarter of 1996, rental revenue for Northridge Commons increased compared to the third quarter of 1995 due to a increase in occupancy at Northridge Commons.

     Operating expenses during the third quarter of 1996 increased compared to the operating expenses during the same quarter in 1995 due to maintenance costs at Tucson
     Lock-It and Cave Creek Lock-It Lockers.

     The Partnership continued cash distributions to its partners with distributions totaling $46,413 for the third quarter of 1996. These distributions are required to be allocated 97% to Limited Partners ($45,021) and 3% to the General Partners ($1,392).

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended
     September 30, 1996.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     National Real Estate Limited Partnership
     Income Properties
     (Registrant)




     Date        /S/November 15, 1996

     /S/        John Vishnevsky
     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date       /S/November 15, 1996
     /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer

     Date       /S/November 15, 1996
     Stephen P. Kotecki
     __________________________________
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner








     F:\WPDOCS\LETTERS\NIP3QTR.EL6