Form 10-K
period 1996-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1997-03-31
CIK 795306

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549

     FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1996
     Commission file: #0-16874

     National Real Estate Limited Partnership Income
     Properties-II
     (Exact name of registrant as specified in its charter)

     Wisconsin
     39-1553195
     (State or other jurisdiction of(I.R.S. Employer incorporation or organization) Identification No.)

     9800 West Bluemound Road, Milwaukee, Wisconsin53226-4353
     (Address of principal executive offices)(Zip Code)

     Registrant's telephone number, including area code:
     (414) 453-3498

     Securities registered pursuant to Section 12(b) of the
     Act:

     Names of Each Exchange
     Title of Each Class
     on Which Registered
     None
     None

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

     State the aggregate market value of the securities held by non-affiliates of the Registrant as of February 28, 1997: indeterminate value as there is no market.*
     *For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 28, 1997: 20,653.69

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to Partners for the year ended December 31, 1996 are incorporated by reference into Parts I, II, III, and IV.

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


     PART IV


     14.  Exhibits, Financial Statements, Schedules, and
               Reports on Form 8-K 11






     PART I


     Item 1. Business

     "Business" on pages 1 and 2 of the Partnership's annual report to Partners for the year ended December 31, 1996 is incorporated herein by reference.

     Item 2. Properties

     "Properties" on pages 2 and 3 of the Partnership's annual report to Partners for the year ended December
     31, 1996 is incorporated herein by reference.


     Item 3. Legal Proceedings

     "Legal Proceedings" on page 3 of the Partnership's annual report to Partners for the year ended December
     31, 1996, is incorporated herein by reference.


     Item 4. Submission of Matters to a Vote of Security
     Holders for the Quarter
     ended December 31, 1996

     No matters have been submitted to a vote of security holders during the fourth quarter ending December 31, 1996.

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

     b) Security Holders


     Title of Class
     Limited Partnership
     Interests


     Number of Record Holders
     (as of February 28, 1997)
     659

     Number of Interests
     (as of February 28, 1997)
     20,653.69


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

     "Cash Available for Distribution" is defined in the Partnership Agreement to include Net Cash Flow less amounts set aside for Reserves plus the amount of any General Partner Loan for such period. "Net Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. The Partnership will make distributions of Cash Available for Distribution within 30 days after the end of each calendar quarter commencing at the end of the first full calendar quarter following that in which the Escrow Break occurs. Cash Available for Distribution will be distributed 100% to the Limited Partners until the earlier of (i) the first anniversary of the date of the Prospectus or (ii) termination of this offering. Thereafter, Cash Available for Distribution will be distributed 95% to the Limited Partners and 5% to the General Partners, provided that the payment to the General Partners will be reduced and paid to Limited Partners unless and until the cumulative cash distributions to the Limited Partners equal at least 8.5% of their Capital Investment on an annualized basis (the "Subordination Rate"). The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 1997, though the amount of Cash Available for future Distributions will depend in part on the performance of the Partnership's investments, and there can be no assurance as to the amount, if any, that may be distributed. The partnership continued cash distributions in 1996 with an aggregate of $185,883 to its Limited Partners. Distributions for 1996 were at a rate that equaled 3.6% on their capital investment.

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


     Item 6. Selected Financial Data

     "Selected Financial Data" on page 4 of the Partnership's annual report to Partners for the year ended December 31, 1996 is incorporated herein by reference.


     Item 7. Management's Discussion and Analysis of
     Financial Condition
     and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 6 of the Partnership's annual report to Partners for the year ended December 31, 1996 is incorporated herein by reference.

     Item 8. Financial Statements and Supplementary Data

     The financial statements included on pages 7 through 20 of the Partnership's annual report to Partners for the year ended December 31, 1996 are incorporated herein by reference. The Partnership is not required to report quarterly results of operations or supplementary information on the effects of changing prices.


     Item 9. Disagreements on Accounting and Financial
     Disclosure

     There were no disagreements with Ernst and Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III


     Item 10. Directors and Executive Officers of the
     Partnership

     (a-b) Identification of Directors and Executive
     Officers

     The Partnership has no directors or officers. The
     General Partners of the Partnership are Mr. John Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr.
     Vishnevsky is the majority stockholder; and EC Corp., a Wisconsin corporation of which Mr. Stephen P. Kotecki is the majority stockholder. The address of Mr.
     Vishnevsky and NDII is 9800 West Bluemound Road,
     Milwaukee, Wisconsin, 53226-4353, telephone (414) 453-3498. The address of EC Corp. is 9800 West Bluemound
     Road, Milwaukee, Wisconsin, 53226-4353, telephone (414)
     453-6764.

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

     (3)VICTOR CONSTRUCTION INC.
     Building Contractor

     RELATIONSHIP OF GENERAL PARTNERS
     AND THEIR AFFILIATES

     The following diagram shows the relationship of the Partnership to various prior or current affiliates:



     (1)  The ownership of EC Corp. is held by Mr. Stephen
               P. Kotecki (100%).

     (2) The ownership of NRMI is held by Mr. Edward Carow (51%), Ms. Stasia Vishnevsky (25%), and Mr. Jeffrey Wussow (24%). It is anticipated that the services of NRMI will continue to be available to the Partnership under the terms and conditions described in the prospectus.

     (3) The ownership of Victor Construction, Inc. is held by Mr. Edward J. Bushman (89%), Mr. Mark Clements
               (9%), and Mr. Mark Breuchel (2%). It is
               anticipated that the services of Victor
               Construction will continue to be available to the Partnership under the terms and conditions described in the Prospectus.

(d) Family Relationships

     Ms. Stasia Vishnevsky, part owner and Secretary of NRMI, is the daughter of John Vishnevsky, and is married to Jeffrey Wussow, part owner and Vice
     President of NRMI.

     (e) Business Experience

     The experience of the officers and directors of the Corporate General Partner includes the following:

     John Vishnevsky, President and Director of NDII, (age
     73) is a graduate of Marquette University. For over 38 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, or corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as an insurance broker, a real estate broker, and a securities principal. He has lectured frequently and has taught courses in real estate at the University of Wisconsin-Milwaukee and he has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, and Principles.

     Stephen P. Kotecki, Vice President and Director of NDII and President, Treasurer, and Director of EC Corp.,
     (age 46), is a General Securities Registered
     Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC
     Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee.
      Mr. Kotecki directed research for the
     American Federation of State, County and Municipal Employees' District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing Evaluation Specialist. As a college instructor, Mr.
     Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

     Thomas P. Rielly, Vice President, Secretary, and Director of EC Corp., (age 49) is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 23 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 10 years.

     Other personnel of Affiliates of the General Partners who were significantly involved in the Partnership's affairs include the following:

     Edward Carow, President of NRMI, (age 37), has over 18 years experience and an extensive background in property management, acquisitions, partnership management, loan workouts, refinancing, and property sales. Mr. Carow is a licensed real estate broker and also holds the CPM (Certified Property Manager) designation. Mr. Carow attended the University of Wisconsin for business, the Waukesha County Technical College for real estate, and he continues to attend trade conferences and lectures. He has taught courses in property management and real estate investments for Milwaukee Area Technical College. He is a member of the Executive Council of the Institute of Real Estate Management and was the 1992 president. Some of his other current commitments include the International Affairs Committee of the Institute of Real Estate Management, the Publishing Committee of the Institute of Real Estate Management, and the Advisory Board at the Waukesha County Technical College.

     Stasia Vishnevsky, Secretary and Media Director of NRMI, (age 31), supervises marketing, public relations, and advertising for NRMI-managed properties. Ms. Vishnevsky also produces corporate training and operations manuals, newsletters, and training seminars. She attended Elmhurst College for English, and Marquette University for Broadcast Communications.

     Joan Jenstead, Director of Property Operations, (age
     62) has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified
     Property Manager and a Wisconsin licensed real estate broker. Ms. Jenstead attended the University of North
     Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the
     National Institute of Real Estate Management, (IREM).
     In 1988, she served as President of the Institute of Real Estate Management. She is also a member of the national faculty of IREM, a faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin
     Technical College Trustee Association. In 1990, Ms.
     Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher Education. In 1994 she was elected to a three year term as a director on the National Board of the Association of Community College
     Trustees.

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

     Pursuant to the terms of the Limited Partnership
     Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 95% to the Limited Partners and 5% to the General Partners.
     For such 5% interest, the General Partners contributed
     $1,000 to the Partnership. For the fiscal period ended
     December 3l, 1996, this interest resulted in net taxable income to the Individual General Partner of approximately $2,289 There were no cash distributions to the Individual General Partner during 1996, as outlined in the Prospectus.

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

     The Partnership is engaged in various transactions involving affiliates of the General Partners as described in the Prospectus. Notes 2 and 6 of the Partnership's financial statements of the annual report to Partners for the year ended December 31, 1996 are incorporated herein by reference.

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

     (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership who beneficially own in aggregate the following Interests of the Partnership as of February 28, 1997.

     Title of Class
     Limited Partnership Interests

     Name of Beneficial Owner
     John Vishnevsky

     Amount and Nature of Beneficial Ownership
     8.69 Interests Sole Investment Power

     Class
     .04%

     Item 13. Certain Relationships and Related Transactions

     Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended
     December 31, 1996.

     On February 28, 1992 the Partnership purchased twelve units of Amberwood Apartments from National Real Estate Limited Partnership-VI ("NRELP-VI"). The General Partners of NIP-II were the same General Partners of NRELP-VI and therefore the Partnerships were "affiliates" (as described in the Prospectus). A detailed description of the purchase may be found in the Business section of the annual report to Partners for the year ended December 31, 1996 incorporated herein by reference.

     There were no other transactions with management other than the Partnership's transactions with the General
     Partners and affiliates as described in this report at Items 10 and 11.

PART IV


     Item 14. Exhibits, Financial Statements, Schedules, and
     Reports on Form 8-K


     (A)  1.   Financial Statements

     a)   Financial Statements and Report of Independent
               Auditors (incorporated by reference from pages 7 through 20 of the Partnership's annual report to Partners for the year ended December 31, 1996).

     (i)  Report of Independent Auditors

     (ii) Balance Sheets, December 31, 1996 and 1995

     (iii)     Statements of Income, Years Ended December
                    31, 1996, 1995 and 1994

     (iv) Statements of Partners' Capital, Years Ended
               December 31, 1996, 1995 and 1994

     (v)  Statements of Cash Flows, Years Ended December 31,
               1996, 1995 and 1994

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


     (B)  Reports on Form 8-K for the Quarter ended December
     31, 1996

     There were no reports on Form 8-K filed during the fourth quarter ending December 31, 1996.

     (C)  Exhibits

     3(a) Limited Partnership Agreement, incorporated by
               reference from Prospectus previously filed with
               Registration Statement 33-6337 on Form S-11
               effective August 18, 1986.
     3(b) Certificate of Limited Partnership incorporated by
               reference from Exhibit 3B Registration Statement
               33-6337 on Form S-11 effective August 18, 1986.
     4    Subscription Agreement Evidencing Ownership of a
               Partnership Interest, incorporated by reference
               from Prospectus previously filed with Registration
               Statement 33-6337 on Form S-11 effective August
               18, 1986.
     10(a)     Consulting Fee Agreement between the
                    Partnership and NDII dated August 18, 1986.
                    Incorporated by reference from the 1986 10-K
                    filed March 30, 1987.
     10(b)     Acquisition Agreement between the Partnership
                    and NDII dated August 18, 1986. Incorporated
                    by reference from the 1986 10-K filed March
                    30, 1987.
     10(c)     Organization Expense Agreement between the
                    Partnership and NDII dated August 18, 1986.
                    Incorporated by reference from the 1986 10-K
                    filed March 30, 1987.
     10(d)     Contracts for Acquisition of Assets
     (1)  With respect to Cave Creek Mini-Warehouse,
     Phoenix, Arizona (Phase I): Incorporated by reference
     from Exhibit 2-1 to periodic report on Form 8-K dated
     March 1, 1987.
     (2)  With respect to Cave Creek Mini-Warehouses,
     Phoenix, Arizona (Phase II): Incorporate by reference
     from Exhibit 2-1 to periodic report on Form 8-K dated
     April 30, 1987.
     (3)  With respect to Amberwood Apartments, Holland,
     Michigan (36 units): Incorporate by reference from
     Exhibit 2-1 to periodic reports on Form 8-K dated June
     17, 1988, and August 8, 1988.
     (4)  With respect to Amberwood Apartments, Holland,
     Michigan (8 units): Incorporate by reference from
     Exhibit 2-1 to periodic reports on Form 8-K dated
     September 16, 1988.
     (5)  With respect to Amberwood Apartments, Holland,
     Michigan (12 units): Incorporate by reference from
     Exhibit 2-1 to periodic reports on Form 8-K dated
     February 28, 1992.
     10(e)     Escrow Agreement dated August 18, 1986,
                    incorporated by reference from Exhibit 10 to
                    Registration Statement 33-6337 effective
                    August 18, 1986.
     10(f)     Management Consulting Delegation of Duties
                    Agreement between the General Partners and
                    NRMI dated May 28, 1991. Incorporated by
                    reference from the 1991 10-K filed March 27,
                    1992.
     10(g)     Property Management Agreement between
                    Partnership and NRMI dated July 1, 1991.
                    Incorporated by reference from the 1991 10-K
                    filed March 27, 1992.
     10(h)     Co-General Partner Agreement incorporated by
                    reference from Exhibit 5-1 to periodic
                    reports on Form 8-K dated July 26, 1991.
     11   Not applicable, see Item 6 of this report.
     12   Not applicable
     *13  National Real Estate Limited Partnership Income
               Properties-II 1996 annual report to Partners is
               included as an exhibit hereto for those portions
               of such annual report specifically incorporated by
               reference elsewhere herein. Such annual report is
               deemed not to be filed as part of this Report.
     18   Not applicable
     19   Not applicable
     22   Not applicable
     23   Not applicable
     *24  Consent of Independent Auditors filed with this
               report.
     25   Not applicable

     (D)  Financial Statement Schedule
     There are no schedules to be included herein.

          * Filed with this report.

Exhibit 24


     CONSENT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of National Real Estate
     Limited Partnership Income Properties-II of our report dated January 17, 1997, included in the 1996 Annual
     Report to Partners of National Real Estate Limited
     Partnership - Income Properties II.





     /S/ ERNST & YOUNG LLP


     Milwaukee, Wisconsin
          March 24, 1997

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES-II
     (Registrant)

     Dated:  March 7, 1997
     By:/S/ John Vishnevsky
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner

     Dated:  March 7, 1997
     By: /S/ John Vishnevsky
     John Vishnevsky
     Chief Financial and Accounting Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

     /S/John Vishnevsky
     President and Director
     (dated) March 7, 1997
     John Vishnevsky
     National Development and Investment, Inc.



     /S/ Stephen P. Kotecki
     Vice President, Secretary,
     (dated) March 7, 1997
     Stephen P. Kotecki
     Treasurer and Director
     National Development and Investment, Inc.



     /S/ Stephen P. Kotecki
     President, Treasurer and (dated) March 7, 1997
     Stephen P. Kotecki
     Director
     EC Corp.



     /S/ Thomas Rielly
     Vice President, Secretary (dated) March 7, 1997
     Thomas Rielly and Director
     EC Corp.



     * The indicated positions are held in the Corporate
          General Partners of the Registrant.

NATIONAL REAL ESTATE
       LIMITED PARTNERSHIP INCOM PROPERTIES-II


     Business

     The Registrant, National Real Estate Limited
     Partnership Income Properties-II (the "Partnership"), is a limited partnership organized under the Wisconsin Revised Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated May 28, 1986. As of December 31, 1994, the Partnership consisted of an Individual General Partner, two Corporate General Partners and 655 Limited Partners owning 20,653.69 limited partnership interests (the "Interests") acquired at a public offering price of $250 per Interest ($5,163,423 net). On February 2, 1987, the Partnership satisfied its escrow requirements and admitted Limited Partners to the Partnership except for New York investors who were admitted as of April 30, 1987, due to special escrow requirements for those investors. The Interests were sold commencing
     August 18, 1986, and ending August 31, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-6337) as amended. The Individual General Partner is John Vishnevsky and the Corporate General Partners are National Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

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

     During 1996, the Partnership employed one full-time and five part-time on-site personnel in the following capacities: two managers and four cleaning and maintenance people. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 23 employees provided various accounting and management services to this and other partnerships. These persons worked an average of approximately 3 hours per week on this Partnership. Detailed time records of all personnel are maintained which form the basis for charges to the Partnership. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements with the Partnership.

     The Partnership is engaged solely in the business of investing in and managing real estate. Its business is believed by management to fall entirely within a single industry segment. The business of the Partnership is not seasonal, although the Partnership's properties may experience cyclical fluctuations in occupancy levels in the rental markets where they are located.

     The General Partners are general partners for other limited partnerships that have invested in real estate which may be competitive with the Partnership. There may be conflicts of interest between the Partnership and the General Partners at such time as the Partnership attempts to sell its properties or may compete for tenants with the Partnership's investments. If properties are being sold, the General Partners will attempt to give equal exposure to competing properties and will sell solely on the basis of purchaser preference. The General Partners will establish asking prices based upon market conditions. The General Partners will follow a policy of renting first on the basis of the tenants' preference and then on the basis of greatest vacancy. In the hiring of resident building managers, the General Partners will follow a policy of filling the oldest vacancy first.

     The Partnership, by virtue of the ownership in real estate, is subject to federal and state laws and regulations covering various environmental issues. The
     General Partners are not aware of any potential liability related to environmental issues or conditions that would be material to the Partnership.

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

     Cave Creek

     Cave Creek Lock-It Lockers Mini-Warehouse (the "Complex") is located on approximately 1.7 acres at 1201 East Cinnabar Avenue, Phoenix, Arizona. The 747 unit Complex consists of three individual one-story and two individual two-story buildings of which construction was completed in July 1985. When the Partnership purchased Phase II on March 1, 1987, it acquired one single-story and two-story buildings located on approximately one acre of land. The Partnership acquired Phase III on April 30, 1987, and it consisted of part of a two-story building. A fee simple title has been acquired for both Phase II and
     III. In addition to the five warehouse buildings, there is an on-site office/apartment located at the north end of one of the buildings. Security in the Complex is provided by a resident manager and a fenced perimeter with double-gate access to the property. The Partnership has an interest in the remaining portion of the Complex for access and use of the business office facilities. National Real Estate Limited Partnership Income Properties, another partnership of which the General Partners are general partners, owns the other portion.

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

     The apartment mix and asking rents of Amberwood as of December, 1996 are as follows:


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

     The General Partners feel that the Partnership is adequately covered by insurance on the properties.

Legal Proceedings

     The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

     Selected Financial Data


     Selected Operations Statement Data:
     As of and for the Year Ended December 31(a)

     1996      1995      1994      1993      1992

     Operating Revenues
     $703,232  $739,165  $713,255  $648,358  $585,786

     Operating Expenses
     678,800   626,296   608,134   588,910   581,148

     Income from Operation
     24,432    112,869   105,121   59,448    4,638

     Other Income (Expense)
     24,159    22,880    12,528    7,585     9,179

     Net Income
     $48,591   $135,749  $117,649  $67,036   $13,817

     General Partners'Share of Net Income
     $2,430    $6,787    $5,882    $3,352    $691

     Limited Partners' Share of Net Income
     46,161    128,962   111,767   63,684    13,126

     Net Income (Loss) per Limited Partnership Interest
     2.24      6.24      5.41      3.08      .64

     Distribution per Limited Partnership Interest
     9.00      6.75      6.00      6.00      6.65


     Selected Balance Sheet Data:

     Total Assets
     $3,849,679 $4,026,052 $4,077,115 $4,128,247 $4,237,038

     Long-Term Debt
     448,021   491,333   535,333   579,333   623,333

     Partners' Capital
     3,360,434 3,497,726 3,501,390 3,507,663 3,564,549

     Number of Properties
     2         2         2         2         2


     (a) An additional portion of Amberwood Apartments was purchased in 1992, therefore comparability to 1992 is restricted.


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

     During 1996, the Partnership made cash distributions to its limited partners totaling $185,883. Distributions from 1996 were at a rate that equalled 3.6% on investors' capital investment. The Partnership's ability to maintain and/or increase distributions during 1997 is dependent upon the results of operations; therefore, no assurance as to the distribution amount, if any, can be made. The
     Partnership does not have any present or planned material commitments for capital expenditures.

     Results of Operations

     During 1996, the Partnership operated two investment properties: Cave Creek Lock-It-Lockers and Amberwood
     Apartments.

     At Cave Creek Lock-It Lockers asking monthly rental rents as of December 31, 1996, ranged from $15 to $135 based on unit size compared to $10 to $165 in 1996 and $9 to $165 in 1994. December's occupancy in 1996 was 96.2%, 96.2% in 1995, and 98.5% in 1994. Average
     annual occupancy was 94%, 98%, and 99% in 1996, 1995, and 1994 respectively. Marketing efforts are directed primarily toward Yellow Pages advertising.

     Average annual occupancy at the Amberwood Apartments for 1996 was 93%, compared to 98% for 1995, and 99% for 1994. As of December 31, 1996, asking rents were the same as at December 31, 1995, and ranged from $603 $613 for the two-bedroom, one-bath units (depending on the size of the units); $688 for the two-bedroom, two-bath units; and $788 for the three-bedroom, two-bath units.
     Asking monthly rents at December 31, 1994, ranged from $583 to $593 for the two-bedroom, one-bath units
     (depending on the size of the units); $668 for the two-bedroom, two-bath units; and $758 for the three-bedroom, two-bath units.

     Amberwood offers fully furnished apartments with month to month leases. Amberwood also offers flexible leases, such as month to month and six month leases, to people who are building homes in the area. The economy within the area has remained stable. The rental market is strong and has prompted several apartment communities to add additional units. The new construction of townhouses in Holland are in competition with Amberwood's three bedroom units. The rent has been the same. To remain competitive, the three bedroom units rental rate will be lowered about $50.

     Net Income for the Partnership decreased due to higher vacancy and increased administrative expenses. In 1995, as compared to 1994, net income for the Partnership increased due to high rental revenue caused by higher rental rates and increased interest income due to higher interest rates and increased cash balances.

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

     Impact of Recently Issued Accounting Standards

     See Note 2 of the Partnership's audited financial statements for the year ended 1996.











     Report of Independent Auditors

     The Partners
     National Real Estate Limited Partnership Income
     Properties II


     We have audited the accompanying balance sheets of National Real Estate Limited Partnership Income Properties II (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


     /S/ ERNST & YOUNG LLP


          January 17, 1997

     December 31
     1996           1995

     Assets

     Cash and cash equivalents
     $442,747       $478,326

     Other assets
     5,600          9,671

     Investment properties, at cost:
     Land
     516,590        516,590

     Buildings and improvements
     4,151,846      4,145,090
     4,668,436      4,661,680

     Accumulated depreciation
     1,267,441      1,125,982

     3,400,995      3,535,698

     Debt issue costs, net of accumulated amortization
     of $9,760 1996 and $7,740 1995
     337            2,357

     $3,849,679     $4,026,052

     Liabilities and Partners' capital

     Liabilities:
     Tenant security deposits
     $22,380        $26,050

     Accrued real estate tax
     3,985

     Accrued expenses and other liabilities
     1,143          926

     Deferred rent
     13,716         10,017

     Mortgage note payable
     448,021        491,333

     489,245        528,326

     Partners' capital:
     General Partners
     36,009         33,579

     Limited Partners (authorized 40,000 interests;
     outstanding 20,653.69 interests)
     3,324,425      3,464,147

     3,360,434      3,497,726
          $3,849,679     $4,026,052

     Year ended December 31
     1996           1995           1994

     Operating revenues:
     Rentals
     $678,859       $710,705       $685,926

     Other
     24,373         28,460         27,329

     703,232        739,165        713,255

     Operating expenses:
     Operating
     168,862        160,663        164,564

     Administrative
     137,396        118,555        111,259

     Building maintenance
     78,098         61,389         42,868

     Depreciation
     141,459        140,657        140,229

     Interest
     50,103         55,962         50,878

     Property taxes
     87,439         81,099         90,614

     Advertising
     15,443         7,971          7,722

     678,800        626,296        608,134

     Income from operations
     24,432         112,869        105,121

     Other income (expense):
     Interest income
     24,159         23,673         12,528

     Loss on disposal of investment properties
               (793)

     24,159         22,880         12,528

     Net income
     $48,591        $135,749       $117,649

     Net income attributable to General
     Partners (5%)
     $2,430         $6,787         $5,882

     Net income attributable to Limited Partners (95%)
     46,161         128,962        111,767

     $48,591        $135,749       $117,649

     Net income per Limited Partnership Interest
          $2.24          $6.24          $5.41


     General        Limited
     Partners       Partners       Total

     Balances at January 1, 1994
     $20,910        $3,486,753     $3,507,663

     Distributions to Limited Partners
     -              (123,922)      (123,922)

     Net income for the year
     5,882          111,767        117,649

     Balances at December 31, 1994
     26,792         3,474,598      3,501,390

     Distributions to Limited Partners
     -              (139,413)      (139,413)

     Net income for the year
     6,787          128,962        135,749

     Balances at December 31, 1995
     33,579         3,464,147      3,497,726

     Distributions to Limited Partners
     -              (185,883)      (185,883)

     Net income for the year
     2,430          46,161         48,591

     Balances at December 31, 1996
          $36,009        $3,324,425     $3,360,434

  Year ended December 31
  1996              1995           1994

  Operating activities
  Net income for the year
  $48,591      $135,749       $117,649

  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation
  141,459      140,657        140,229

  Amortization of debt issue costs
  2,020        2,020          2,020

  Loss on disposal of investment properties
  -            793

  Changes in operating assets and liabilities:
  Other assets
  4,071        (1,325)        (7,764)

  Tenant security deposits
  (3,670)      (1,874)        2,950

  Accrued real estate taxes
  3,985

  Accrued expenses and other liabilities
  217               (574)          (5,251)

  Deferred rent
  3,699        (951)          1,442

  Net cash provided by operating activities
  200,372      274,495        251,275

  Investing activity
  Additions to investment properties
  (6,756)      (5,254)        (1,239)

  Financing activities
  Payments on mortgage note
  (43,312)          (44,000)       (44,000)

  Distributions to Limited Partners
  (185,883)         (139,413)      (123,922)

  Cash used in financing activities
  (229,195)         (183,413)      (167,922)

  Increase (decrease) in cash and cash equivalents
  (35,579)          85,828         82,114
  Cash and cash equivalents at beginning of year
  478,326      392,498        310,384

  Cash and cash equivalents at end of year
    $442,747          $478,326       $392,498

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

  The Partnership consists of three General Partners,
  National Development and Investment, Inc., John
  Vishnevsky and EC Corp., and 659 Limited Partners at
  December 31, 1996. Mr. Vishnevsky is the president and majority stockholder of National Development and Investment, Inc. EC Corp. was admitted to the Partnership effective July 26, 1991, as approved by the Limited Partners.

  Basis of Accounting

  The Partnership records are maintained on the basis of accounting utilized for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records adjusted to the generally accepted accounting principles (GAAP) basis of accounting, including adjustments for differences in depreciation methods. Certain accrual and tax basis amounts are summarized as follows:


  1996
  GAAP    Basis     Tax Basis

  1995
  GAAP    Basis     Tax Basis

  1994
  GAAP Basis   Tax Basis

  (In Thousands)

  Total assets
  $3,850  $4,462
  $4,026  $4,641
  $4,077  $4,701

  Partners' capital:

  General Partners
  36      34
  34      32
  27      26

  Limited Partners
  3,324   3,938
  3,464   4,081
  3,475   4,100

  Net income:
  General Partners
  2       2
  7       6
  6       5

  Limited Partners
  46      43
  129          121
  112          97

2. Significant Accounting Policies

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

  The Partnership considers all short-term investments which have original maturities of three months or less when purchased to be cash equivalents.

  Depreciation

  Depreciation is computed by the straight-line method using estimated useful lives of 30 years for the buildings and improvements and 5 years for related equipment.

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the
  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," under which the Partnership would be required to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows of those assets are not sufficient to recover the assets' carrying amount. The Partnership adopted
  Statement No. 121 during 1996 with no impact on the accompanying financial statements.

  Deferred Financing Costs

  Deferred financing costs are amortized using the straight-line method over the term of the agreement
  (see Note 4) and are included as a component of interest expense on the financial statements.

  Fees to Affiliates

  Acquisition fees and property management fees are payable to the General Partners or affiliates of the General Partners. These amounts are payable currently and are capitalized or charged to expense as follows:

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

  3. Investment Properties

  Investment properties consist of the following at December 31, 1996:


  Description
  Initial Cost to Partnership
  Land
  Buildings and Improvements

  Costs Capitalized Subsequent to Acquisition
  Land
  Buildings and Improvements

  (In Thousands)

  Cave Creek Mini-Warehouses Phoenix, Arizona

  $405
  $1,308

  $-
  $12

  Amberwood Apartments Holland, Michigan

  87
  2,192
  25
  640

  $492
  $3,500

  $25
  $652

  Gross Amount at Which Carried


  Description

  Land
  Buildings and Improvements

  Total
  Accumulated Depreciation

  (In Thousands)

  Cave Creek Mini-Warehouses Phoenix, Arizona

  $405
  $1,320


  $1,725
  $430

  Amberwood Apartments Holland, Michigan

  112
  2,832

  2,944
  837

  $517
  $4,152

  $4,669
  $1,267


  Description
  Date of Construction
  Date Acquired

  Cave Creek Mini-Warehouses
  Phoenix, Arizona

  1985
  In phases in 1987

  Amberwood Apartments
  Holland, Michigan

  1988
  In phases in 1988 and 1992
  The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes was $1,300,719 at December
  31, 1996.

  A reconciliation of the cost and accumulated depreciation of the investment properties follows:

  Year ended December 31
  1996         1995      1994
  (In Thousands)

  Cost:
  Balance at beginning of year
  $4,662       $4,658         $4,656

  Additions to investment properties
  7            5              2

  Disposal of investment properties
  -            (1)            -

  Balance at end of year
  $4,669       $4,662         $4,658

  Accumulated depreciation:
  Balance at beginning of year
  $1,126       $985           $845

  Provision for the year
  141               141            140

  Balance at end of year
  $1,267       $1,126         $985

4. Mortgage Note Payable

  Mortgage note payable consists of the following:


  December 31
  1996              1995
  Mortgage note payable, due in monthly installments of
  $3,667, plus interest at 1.5% over a bank's prime rate
  adjusted annually each March 1 (9.75% at December 31,
  1996), maturing March 1, 1997, collateralized by
  Amberwood Condominiums and requiring a balloon payment
  of $440,000 at maturity
  $448,021          $491,333

  Interest paid was $48,083, $53,942 and $48,858 in 1996,
  1995 and 1994, respectively.

  5. Income Taxes

  The Partnership pays no income taxes. Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners.

  Differences between the net income as reported herein and the net income reported for federal income tax purposes arise primarily from timing differences related to depreciation. The following is a reconciliation of the reported net income and the net income reported for federal income tax purposes for the year ended December 31:


  1996              1995           1994

  Net income as reported in the financial statements

  $48,591      $135,749       $117,649

  Add (deduct):
  Depreciation
  (2,817)      (9,221)        (15,679)

  Other
  -            302            -

  Net income reported for federal income tax purposes
  $45,774      $126,830       $101,970

6. Transactions with Affiliated Parties

  The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the General Partners for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership.
  These general functions include management, accounting and other expenses. The Partnership has executed contracts providing for the following fees payable to such entities:

  National Realty Management, Inc.

  National Realty Management, Inc. (NRMI) was paid property management fees ($36,815 1996; $40,181 1995;
  $38,570 1994). Monthly fees represent 6% of gross receipts from the Lock-It-Lockers Mini-Warehouse and 5% of gross receipts from Amberwood Apartments.

  The Partnership also paid $64,791, $50,128 and $46,919 in 1996, 1995 and 1994, respectively, for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

  National Development and Investment, Inc.

  The Partnership paid National Development and
  Investment, Inc. (NDII) for the reimbursement of expenses totaling $50,099, $46,813 and $45,370 in 1996,
  1995, and 1994, respectively, for administrative expenses incurred on behalf of the Partnership.

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

7. Fair Values of Financial Instruments

  Cash, Cash Equivalents and Debt

  The carrying amount reported in the balance sheet for cash and cash equivalents and debt approximates its fair value due to the short-term nature of each.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
  PROPERTIES-II



  John Vishnevsky Chief Operating and Executive Officer
  John Vishnevsky Chief Financial and Accounting Officer


  General Partners:

  John Vishnevsky


  National Development and Investment, Inc.


  John Vishnevsky President and Director
  Stephen P. Kotecki Vice President, Secretary, Treasurer and Director


  EC Corp.

  Stephen P. Kotecki President, Treasurer and
  DirectorThomas Rielly Vice President, Secretary and
  Director

  Of the above officers and directors of the Corporate
  General Partners, Mr. Thomas Rielly is the only person not an employee of National Development and Investment, Inc., its affiliates, or EC Corp.








  The Partnership Form 10-K for 1996, which is filed with the Securities and Exchange Commission, will be furnished at no charge to partners upon written request directed to: National Development and Investment, Inc.,
  Attn: Partnership Management, 9800 West Bluemound Road,
  Milwaukee, WI 53226-4353.