Form 10QSB
period 1997-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1997-04-18
CIK 795306

U. S. Securities and Exchange Commission

     Washington, DC 20549

     FORM 10-QSB
     (Mark One)

     (  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

     (     )   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE EXCHANGE ACT

     For the transition period from  to
     Commission File Number: 01-16874


     National Real Estate Limited Partnership Income
     Properties II
     (Exact name of small business issuer as specified in its charter)

     Wisconsin
     (State or other jurisdiction ofincorporation or organization)

     39-1553195
     (I.R.S. Employer
     Identification Number)

     9800 West Bluemound Road
     Wauwatosa, Wisconsin  53226-4353
     (Address of principal executive offices)

     (414) 453-3498
     (Issuer's telephone number)

     N/A
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes     X      No

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES-II




     INDEX




     Page

     PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 1997
     and December 31, 1996 . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) - Three months
     ended March 31, 1997 and 1996 . . . . . . . . . .3

     Statement of Cash Flows (unaudited) -
     Three months ended March 31, 1997 and 1996. . . .4

     Notes to Financial Statements (unaudited) . . .5-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation. . .7


          PART II. OTHER INFORMATION AND SIGNATURES . . .8-9
NATIONAL
          REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)

                           March 31,         December 31,
                              1997                1996
     ASSETS

     Current Assets:
     Cash                $    408,464        $    442,747
     Escrow and other deposits (Note 5)
                              11,817                   0
     Accounts receivable and other assets
                              5879                5,600
     Other Assets:
     Investment properties, at cost
     Land                     516,590             516,590


     Buildings and improvements
                              4,151,846           4,151,846

                              4,668,436           4,668,436
     Less accumulated depreciation
                              1,332,187           1,267,441

                              3,336,249           3,400,995

     Intangible Assets:
     Debt issue costs, net of accumulated amortization
     of $5720 as of December 31, 1996 and
     $3,700 as of December 31, 1995
                              (168)               337

                         $    3,762,240      $    3,849,679

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
     Accrued expenses and other liabilities
                         $    (2,146)        $    5,128
     Tenant security deposits
                              23,622              22,380
     Mortgage notes payable (Note 6)
                              440,687             448,021
     Rent received in advance
                              19,165              13,716

                              481,329             489,245
     Partners' Capital (Note 3):
     General Partners (deficit)
                              34,363              36,009
     Limited Partners
     (authorized----40,000 Interests;
                              3,246,547           3,324,425
     outstanding--20,653.69)
                              3,280,547           3,360,434

                         $    3,762,240      $    3,849,679

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
                                   Three Months Ended
                                        March 31,
                         1997           1996

     Income:
     Operating Income    $166,664       $171,122

                         $166,664       $171,122


     Operating expenses:
     Operating           88,616         92,135
     Administration      45,945         36,484
     Depreciation and amortization
                         65,252         12,619
     Interest (Note 6)
                         7,090          12,619

                         206,902        177,045

     Income (Loss) from operations
                         (40,238)       (5,923)


     Other income (expense):
     Interest and other income
                         (7,314)        8,220
     Net Income/(Loss)
               $         (32,923)       $2,297

     Net Income/(Loss) attributable to
     General Partners (5%)
                    $    (1,646)        $115
     Net Income/Loss attributable to
     Limited Partners (95%)
                    $    31,277         $2,182
     Per Limited Partnership
     Interest outstanding-20,653.69
                    $    (1.51)         $0.11


     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                                   Three Months Ended
                                        March 31,
                              1997                1996
     Operating Activities:
     Net income (loss) for the period
                         $    (32,923)       $    2,297
     Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization
                              64,747              35,303
     Amortization of debt issue costs
                              505                 505
     Gain on retirement of
     personal property             0                   0
     Changes in operating assets and
     liabilities:
     Escrow deposits and other assets
                              (12,096)            1,207
     Rents received in advance
                              5,449               3,398
     Accrued expenses and other liabilities
                              (7,274)             123
     Tenant security deposits
                              1,242               750
     Accrued real estate taxes
                              0                   0

     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES
                              19,650              43,583

     Investment activity:
     Additions to investment property
                                   0              (1,786)

     Financing activities:
     Distributions to partners
                              (46,471)            (46,471)
     Proceeds from mortgage note payable
                              0                   0
     Payments on mortgage note payable
                              (7,334)             (11,000)

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES               (53,804)            (57,471)

     INCREASE (DECREASE) IN CASH
                              (34,155)            (57,674)

     Cash at beginning of period
                              448,347             478,326
     CASH AT END OF PERIOD
                              $414,192            $462,652

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     March 31, 1997


     1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1996. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended March 31, 1997 may not be indicative of the operating results for the entire year.

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

     3.   Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended March 31, 1997
     Partner's Equity, beginning of quarter     $3,372,410
     Distributions                                         (46,471)
     Net Income (Loss)                                     (31,277)
     Partners' Equity, end of quarter           $3,294,662

     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter     $3,477,842
     Distributions                                         (30,981)
     Net Income (Loss)                                     33,807
     Partners' Equity, end of quarter           $3,480,668


     GENERAL PARTNERS
     Quarter Ended March 31, 1997
     Partner's Equity, beginning of quarter     $36,088
     Distributions                                         --
     Net Income (Loss)                                     (1,646)
     Partners' Equity, end of quarter           $34,442

     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter     $25,333
     Distributions                                         --
     Net Income (Loss)                                     1,779
     Partners' Equity, end of quarter           $27,132


     TOTAL
     Quarter Ended March 31, 1997
     Partner's Equity, beginning of quarter     $3,408,498
     Distributions                                         (46,471)
     Net Income (Loss)                                     (32,923)
     Partners' Equity, end of quarter           $3,329,104

     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter     $3,503,175
     Distributions                                         (30,981)
     Net Income (Loss)                                     (35,606)
     Partners' Equity, end of quarter           $3,507,800

     4.     National Realty Management, Inc. (NRMI): The
                 Partnership incurred property management fees of $9,310 under an agreement with NRMI for the three month period ended March 31, 1997.

     5.     The mortgage note payable is secured by Amberwood
                 Apartments. Monthly principal and interest payments are required in amounts sufficient to fully amortize the loan over 15 years. The interest rate is adjustable annually at 1.5% plus First Michigan Bank prime rate and is currently at 10.25%. The note was to mature on March 1, 1997, and our lender agreed to extend the note until we obtain refinancing of the mortgage for $550,000 by April 18, 1997. The loan will have a 10 year maturity with monthly payments based on a 25 year amortization. The loan will have an interest rate of approximately 9%, fixed for the first five years, then adjustable to a new fixed rate for the remaining five years. Maturities of the mortgages for 1997 and 1998 based on the current accrual rate are as follows: $451,532 and $9,917.

     6.     In 1992, the Partnership purchased 12 units of
                 Amberwood Condominiums from National Real Estate Limited Partnership VI (NRELP VI), an affiliated partnership. The Partnership is contingently liable to pay NRELP VI proceeds from a future sale of Amberwood Condominiums as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELP VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. After that, NRELP VI will receive 60% of the net sales price above $57,500 per unit.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     March 31, 1997

     The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers, located in Phoenix, Arizona, and the Amberwood
     Apartments, a 56-unit apartment complex in Holland, Michigan.

     National Real Estate Limited Partnership Income
     Properties ("NRELP-IP") owns the remaining portion of Cave Creek Lock-It Lockers. NRELP-IP is a Wisconsin limited partnership, affiliated with the General
     Partners.

     Amberwood is located in a wooded setting and is conveniently located near shopping, bike paths and businesses, and offers superior amenities.

     Amberwood's occupancy rate for the first quarter of 1997 was 80.06%. Cave Creek Lock-It Lockers' occupancy during the same period was 94.99% based on net rentable square footage. During the comparable period in 1996 occupancy rates were 90.77% for Amberwood and 92.33% for Cave Creek Lock-It Lockers. Amberwood's lower occupancy can partially be attributed to increased competition from new townhouses built in the area. These new units are in direct competition to Amberwood's three bedroom units. To remain competitive, the rental rate for these units was lowered about $50.

     Total operating revenues for Cave Creek Lock-It Lockers in 1997 are in line with the comparable period of 1996. Total operating revenue for Amberwood Apartments decreased due to higher vacancies. Operating expenses have increased over the same quarter of 1996 due to increased maintenance expense at Amberwood Apartments and Cave Creek Lock-It Lockers. Interest expense remained in line with the same quarter of 1996.

     The distributions have increased to $2.25 per share per quarter and totaled $46,470.80 for the first quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

     The Amberwood note was to mature on March 1, 1997, and our lender agreed to extend the note until we obtain refinancing. Management is working to finalize refinancing of the mortgage for $550,000 by April 18,
          1997.
PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K
     There were no reports on Form 8-K for the quarter ended
          March 31 1997.
SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     National Real Estate Limited Partnership
     Income Properties
     (Registrant)




     Date        /S/April 18, 1997

     /S/        John Vishnevsky
     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date       /S/April 18, 1997
     /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer

     Date       /S/April 18, 1997
     Stephen P. Kotecki
     __________________________________
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner








     J:\WPDOCS\LETTERS\NIP2-1QT.EL7