Form 10QSB
period 1997-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1997-10-06
CIK 795306

U. S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-QSB
(Mark One)

( X )QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997

(     )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to
          Commission File Number: 01-16874


                            National Real Estate Limited Partnership Income
Properties II
(Exact name of small business issuer as specified in its charter)


Wisconsin
        39-1553195
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification Number)

                       9800 West Bluemound Road, Wauwatosa, Wisconsin
53226-4353                     (Address of principal executive offices)

(414) 453-3498
(Issuer's telephone number)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - N/A - - - - -
- - - - - - - - - - - - - - - - - - - - - - -
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X          No

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II




INDEX




Page

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - June 30, 1997
          and December 31, 19962

     Statement of Operations (unaudited) - Three and six months ended June 30, 1997 and 19963

     Statement of Cash Flows (unaudited) -
          Six months ended June 30,1997 and 19964

     Notes to Financial Statements (unaudited)5-6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operation7


PART II. OTHER INFORMATION AND SIGNATURES8-9

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Balance Sheet
(Unaudited)
          June 30,          December 31,
          1997          1996
ASSETS

  Current Assets:
     Cash     $     475,794     $     442,747
     Escrow and other deposits (Note 5)          11,961          0
     Accounts receivable and other assets          1,666          5,600
  Other Assets:
     Investment properties, at cost
        Land          516,590          516,590
        Buildings and improvements          4,151,846          4,151,846

          4,668,436          4,668,436
        Less accumulated depreciation          1,334,935
1,267,441

          3,333,501          3,400,995

  Intangible Assets:
   Debt issue costs, net of accumulated amortization
        of $5720 as of December 31, 1996 and
        $3,700 as of December 31, 1995          31,724          337

     $     3,854,647     $     3,849,679

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accrued expenses and other liabilities      $     19,313     $
5,128
     Tenant security deposits          29,155          22,380
     Mortgage notes payable (Note 6)          548,913          448,021
     Rent received in advance          15,331          13,716

          612,712          489,245
Partners' Capital (Note 3):
     General Partners (deficit)          34,732          36,009
     Limited Partners
     (authorized----40,000 Interests;          3,207,203
3,324,425
     outstanding--20,653.69)
          3,241,935          3,360,434

     $     3,854,647     $     3,849,679
     See notes to financial statements.
      NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
          Three Months Ended
          June 30,
          1997          1996
Operating Activities:
         Net income (loss) for the period     $     (25,559)     $     30,986
      Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization          67,494          70,605
          Amortization of debt issue costs          (31,388)          1,010
          Gain on retirement of personal property     0          0
      Changes in operating assets and
        liabilities:
          Escrow deposits and other assets          (8,027)           8,901
          Rents received in advance          1,615          3,508
          Accrued expenses and other liabilities     14,185          13,631
          Tenant security deposits          6,775          1,540
          Accrued real estate taxes                    0               0

               NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES          25,095          130,181

Investment activity:
          Additions to investment property          0          (1,786)

Financing activities:
          Distributions to partners          (92,942)          (92,942)
          Proceeds from mortgage note payable     0           0
          Payments on mortgage note payable     100,892          (22,000)

        NET CASH PROVIDED BY FINANCING
        ACTIVITIES          7,950          (114,942)

        INCREASE (DECREASE) IN CASH          33,046          13,453

        Cash at beginning of period          448,347          478,326

        CASH AT END OF PERIOD     $     481,393     $     491,779

          See notes to financial statements.
       NATIONAL REAL ESTATE LIMITED
PARTNERSHIP
INCOME PROERTIES-II
(A Wisconsin Limited Partnership)
Statement of Operations
(Unaudited)
          Three Months Ended          Six  Months Ended
          June 30,                    30
            1997          1996          1997          1996
Income:
     Operating Income     $     181,041     $     185,437     $
347,705     $     356,560

          181,041          185,437          347,705          356,560
Operating expenses:
     Operating          130,910          81,992          219,525
174,127
     Administration          33,272          31,288          79,217
67,772
     Depreciation and amortization          3,378          35,808
68,630          71,615
     Interest (Note 6)          12,542          11,877
19,632          24,496

          180,102          160,965          387,004          338,010

Income (Loss) from operations          939          24,472
(39,298)          18,550

Other income (expense):
     Interest and other income          8,008          4,216
13,740          12,436

        Net Income/(Loss)     $     8,947     $     28,688
(25,559)          30,986

Net Income/(Loss) attributable to
     General Partners (5%)     $     447     $     1,434
(1,278)          1,549
Net Income/Loss attributable to
     Limited Partners (95%)     $     8,500     $     27,254
(24,281)          29,435
     Per Limited Partnership
       Interest outstanding-20,653.69     $     0.41     $     1.32
(1.18)          1.43

     See notes to financial
statements.
      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
June 30, 1997

 1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1996. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended June 30, 1997 may not be indicative of the operating results for the entire year.

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

 3.     Changes in Partners' Equity:
                                             Limited      General
                                                  Partners
Partners         Total
     Quarter Ended June 30, 1997
     Partners' Equity, beginning of quarter               $3,294,662
$34,442          $3,329,104
     Distributions                                   (46,471)          -
-                (46,471)
     Net Income (Loss)                                 (24,281)
(1,278)             (25,559)
     Partners' Equity, end of quarter                    $3,223,910
$33,164          $3,257,074

     Quarter Ended June 30, 1996
     Partners' Equity, beginning of quarter               $3,419,858
$33,694          $3,453,552
     Distributions                                (46,471)               -
-         (46,471)
     Net Income (Loss)                                   27,254
1,434               28,688
     Partners' Equity, end of quarter                    $3,400,641
$35,128          $3,435,769

4.National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $17,760 under an agreement with NRMI for the six month period ended June 30, 1997.

5.The mortgage note payable is secured by Amberwood Apartments. The loan of $550,000 originated on April 16, 1997, and has a 10 year maturity with payments based on a 25 year amortization. The loan has an interest rate of 8.4%, fixed for the first five years, then adjustable to a new fixed rate for the remaining five years. Maturities of the mortgages for 1997 and 1998 are $452,463 and $7,145, respectively.

6.In 1992, the Partnership purchased 12 units of Amberwood Condominiums from National Real Estate Limited Partnership-VI (NRELP-VI), an affiliated partnership. The Partnership is contingently liable to pay NRELP-VI proceeds from a future sale of Amberwood Condominiums as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELP-VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. After that, NRELP-VI will receive 60% of the ne t sales price above $57,500 per unit.


      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 1997

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

Amberwood is located in a wooded setting and is conveniently located near shopping, bike paths and businesses, and offers superior amenities, such as fireplaces and attached garages.

Amberwood's occupancy rate for the second quarter of 1997 was 80.14%. Cave Creek Lock-It Lockers' occupancy during the same period was 94.51% based on net rentable square footage. During the comparable period in 1996 occupancy rates were 99.4% for Amberwood and 95.44% for Cave Creek Lock-It Lockers. Amberwood's lower occupancy can partially be attributed to increased competition from new townhouses built in the area. These new units are in direct competition to Amberwood's three bedroom units. To remain competitive, the rental rate for three bedroom units was lowered about $50.

Total operating revenues for Cave Creek Lock-It Lockers in 1997 are in line with the comparable period of 1996. Total operating revenue for Amberwood Apartments decreased due to higher vacancies. Operating expenses have increased over the same quarter of 1996 due to increased maintenance expense at Amberwood Apartments. Cave Creek Lock-It Lockers has upgraded the computer system. Interest expense remained in line with the same quarter of 1996.

The distributions have remained $2.25 per share per quarter and totaled $46,470.80 for the second quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.


      PART II. OTHER INFORMATION



Item 6(b). Reports on Form 8-K
     There were no reports on Form 8-K for the quarter ended June 30, 1997. SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  National Real Estate Limited Partnership
          Income Properties-II
                                                 (Registrant)




Date        /August 1, 1997                    /S/        John
Vishnevsky
                                        John Vishnevsky
                                   President and Chief Operating and
                                                 Executive Officer
                                National Development and
Investment,                                              Inc.
                                             Corporate General Partner


Date       /S/August 1, 1997                /S/        John
Vishnevsky
                                              John Vishnevsky
                                      Chief Financial and Accounting Officer



Date       /S/August 1, 1997                               Stephen P.
Kotecki
                                             Stephen P. Kotecki
                                                   President
                                                      EC Corp
                                           Corporate General Partner





      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  National Real Estate Limited Partnership
                 Income Properties II
                                              (Registrant)




Date        August 1,
1997

                                                      John Vishnevsky
                                        President and Chief Operating and
                                                   Executive Officer
                                  National Development and Investment, Inc.
                                Corporate General Partner



Date        August 1,
1997
                                                John Vishnevsky
                                      Chief Financial and Accounting Officer



Date        August 1,
1997

                                        Stephen P. Kotecki
                                                   President
                                                    EC Corp
                                       Corporate General Partner














J:\WPDOCS\LETTERS\Nip2-2qtr.el7.pdw