Form 10QSB
period 1997-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1997-11-14
CIK 795306

U. S. Securities and Exchange Commission

                         Washington, DC 20549

                              FORM 10-QSB
(Mark One)

          (  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 1997

          (     )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

          For the transition period from                     to
          Commission File Number: 01-16874


                            National Real Estate Limited Partnership Income
Properties II(Exact name of small business issuer as specified in its charter)

           Wisconsin                                 39-1553195
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

                       1155 Quail Court, Pewaukee, Wisconsin 53072-3703 (Address of principal executive offices)

                            (414) 695-1400
                      (Issuer's telephone number)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - N/A - - - - -
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     X      No

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II




                                 INDEX




                                                                   Page

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - September 30, 1997
          and December 31, 1996. . . . . . . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) - Three and nine months ended September 30, 1997 and 1996. . . . . . . . . . . . . .3

     Statement of Cash Flows (unaudited) -
          Nine months ended September 30,1997 and 1996 . . . . . . . .4

     Notes to Financial Statements (unaudited) . . . . . . . . . . .5-6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operation . . . . . . . .7


PART II. OTHER INFORMATION AND SIGNATURES. . . . . . . . . . . . . .8-9

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Balance Sheet
(Unaudited)
          September 30,       December 31,
          1997      1996
ASSETS

  Current Assets:
     Cash $    460,491   $    442,747
     Escrow and other deposits (Note 5)      12,157         0
     Accounts receivable and other assets         3,682          5,600
  Other Assets:
     Investment properties, at cost
        Land        516,590        516,590
        Buildings and improvements      4,151,846      4,151,846

          4,668,436      4,668,436
        Less accumulated depreciation        1,369,035      1,267,441

          3,299,401      3,400,995

  Intangible Assets:
   Debt issue costs, net of accumulated amortization
        of $1606 as of September 30, 1997 and
        $9760 as of December 31, 1996        30,946         337

     $    3,806,676 $    3,849,679

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accrued expenses and other liabilities  $    26,019    $    5,128
     Tenant security deposits      28,450         22,380
     Mortgage notes payable (Note 6)         547,253        448,021
     Rent received in advance      17,508         13,716

          619,231        489,245
Partners' Capital (Note 3):
     General Partners (deficit)         34,331         36,009
     Limited Partners
     (authorized----40,000 Interests;        3,153,114      3,324,425
     outstanding--20,653.69)
          3,187,445      3,360,434

     $    3,806,676 $    3,849,679
     See notes to financial statements.

 NATIONAL REAL ESTATE LIMITED PARTNERSHIP

INCOME PROERTIES-II

(A Wisconsin Limited Partnership)

Statement of Operations

(Unaudited)
          THREE MONTHS ENDED                 NINE MONTHS ENDED

          SEPTEMBER 30, 1997                 SEPTEMBER 30, 1997

            1997         1996      1997      1996
Income:
     Operating Income    $    198,376   $    175,431   $    546,081   $
     531,991                  347,705

          198,376        175,431        546,081        531,991
               347,705
Operating expenses:

     Operating      136,884        86,398         356,409        260,525
                    219,525
     Administration      27,793         29,731         107,010        97,503
                    79,217
     Depreciation and amortization      34,907         35,808         103,537
          107,423                  68,630
 Interest (Note 6)        11,516         12,273         31,148         36,769
                    19,632

          211,099        164,210        598,103        502,220
               387,004

Income (Loss) from operations      (12,723)       11,221         (52,023)
          29,771                   (39,298)

Other income (expense):

Interest and other income          4,705     7,980    18,445    20,416
                    13,740

        Net Income/(Loss)     $    (8,019)   $    19,201         (33,578)
     50,186                   (25,559)

Net Income/(Loss) attributable to

     General Partners (5%)    $   (401)    $   960      (1,679)       2,509
               (1,278)
Net Income/Loss attributable to

     Limited Partners (95%)   $    (7,617)   $    18,241         (31,899)
     47,676                   (24,281)
     Per Limited Partnership

       Interest outstanding-20,653.69   $   (0.37)   $   0.88   (1.54)   2.31
               (1.81)

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES-II
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
          Nine months ended
          September 30, 1997
          1997      1996
Operating Activities:
         Net income (loss) for the period    $    (33,578)  $    50,186
      Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization      101,594        105,908
          Amortization of debt issue costs        1,943          1,515
          Gain on retirement of personal property      0         0
      Changes in operating assets and
        liabilities:
          Escrow deposits and other assets        (10,238)       (7,418)
          Rents received in advance          3,792          6,140
          Accrued expenses and other liabilities       20,891         (15,971)
          Tenant security deposits      6,070          390
          Accrued real estate taxes                    0                   0

               NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES        90,474         140,750

Investment activity:
          Additions to investment property        0         (1,786)

Financing activities:
          Distributions to partners          (139,412)      (139,412)
          Proceeds from mortgage note payable          109,313        0
          Payments on mortgage payable       (10,080)       (32,312)
          Debt Issue Costs         (32,552)       0

        NET CASH PROVIDED BY FINANCING
        ACTIVITIES       (72,731)       (171,725)

        INCREASE (DECREASE) IN CASH          17,744         (32,760)

        Cash at beginning of period          442,747        478,326

        CASH AT END OF PERIOD $    460,491   $    445,566

          See notes to financial statements.

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                   (A Wisconsin Limited Partnership)
                     Notes to Financial Statements
                              (Unaudited)
                          September 30, 1997

1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair representation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1996. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended September 30, 1997 may not be indicative of the operating results for the entire year.

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

3.  Changes in Partners' Equity:
                                          Limited      General
                                          Partners     Partners   Total
Quarter Ended September 30, 1997
Partners' Equity, beginning of quarter   $3,207,203    $34,732    $3,241,935
Distributions                            (46,471)        - -      (46,471)
Net Income (Loss)                         32,905         1,732     34,637
Partners' Equity, end of quarter         $3,193,637    $36,464    $3,230,101

Quarter Ended September 30, 1996
Partners' Equity, beginning of quarter   $3,476,549    $23,634    $3,500,183
Distributions                             (30,981)        - -     (30,981)
Net Income (Loss)                          32,274        1,699     33,973
Partners' Equity, end of quarter         $3,477,842    $25,333    $3,503,175


4. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $29,995 under an agreement with NRMI for the nine month period ended September 30, 1997.

5. The mortgage note payable is secured by Amberwood Apartments. The loan of $550,000 originated on April 16, 1997, and has a 10 year maturity with payments based on a 25 year amortization. The loan has an interest rate of 8.4%, fixed for the first five years, then adjustable to a new fixed rate for the remaining five years. Maturities of the mortgages for 1997 and 1998 are $452,463 and $7,145, respectively.

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

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                   (A Wisconsin Limited Partnership)
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                          September 30, 1997

The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers,located in Phoenix, Arizona, and the Amberwood Apartments, a 56-unit apartment complex in Holland, Michigan.

National Real Estate Limited Partnership Income Properties ("NRELP-IP") owns the remaining portion of Cave Creek Lock-It Lockers. NRELP-IP is a Wisconsin limited partnership, affiliated with the General Partners.

Amberwood is located in a wooded setting and is conveniently located near shopping, bike paths and businesses, and offers superior amenities, such as fireplaces and attached garages.

Amberwood's occupancy rate for the third quarter of 1997 was 97.71%. Cave Creek Lock-It Lockers' occupancy during the same period was 94.63% based on net rentable square footage. During the comparable period in 1996 occupancy rates were 80.14% for Amberwood and 94.51% for Cave Creek Lock-It Lockers. Amberwood's lower occupancy during the first and second quarters can be partially attributed to increased competition from new townhouses built in the area. These new units are in direct competition to Amberwood's three bedroom units. To remain competitive, the rental rate for three bedroom units was lowered about $50.

Total operating revenues for Cave Creek Lock-It Lockers in 1997 are in line with the comparable period of 1996. Total operating revenue year to date for Amberwood Apartments decreased due to higher vacancies. Operating expenses have increased over 1996 due to increased personnel and advertising expense at Amberwood Apartments. Interest expense remained in line with 1996.

The distributions have remained $2.25 per share per quarter and totaled $46,470.80 for the second quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

                      PART II. OTHER INFORMATION



Item 6(b). Reports on Form 8-K
There were no reports on Form 8-K for the quarter ended September 30, 1997.

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



                               National Real Estate Limited Partnership
                                    Income Properties-II
                                               (Registrant)




Date        /November 13, 1997     /S/       John Vishnevsky
                                             John Vishnevsky
                                             President and Chief Operating and
                                             Executive Officer
                                     National Development and Investment, Inc.
                                             Corporate General Partner


Date       /S/November 13, 1997    /S/        John Vishnevsky
                                              John Vishnevsky
                                        Chief Financial and Accounting Officer



Date       /S/November 13, 1997               Stephen P. Kotecki
                                              Stephen P. Kotecki
                                                 President
                                                  EC Corp
                                              Corporate General Partner

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



                                  National Real Estate Limited Partnership
                                      Income Properties II
                                            (Registrant)




Date        November 13, 1997
                                           John Vishnevsky
                                           President and Chief Operating and
                                           Executive Officer
                                           National Development and
                                           Investment, Inc.
                                           Corporate General Partner



Date        November 13, 1997
                                           John Vishnevsky
                                           Chief Financial and Accounting
                                           Officer



Date        November 13, 1997
                                      Stephen P. Kotecki
                                      President
                                      EC Corp
                                      Corporate General Partner














J:\WPDOCS\LETTERS\Nip2