Form 10KSB
period 1997-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1998-04-01
CIK 795306

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-KSB

(Mark One)

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

                                   OR

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
  For the Transition period from                  to

                        Commission file: #0-16874


      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
             (Name of small business issuer in its charter)



     Wisconsin                                         39-1553195
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)
Identification No.)

1155 Quail Court, Pewaukee, Wisconsin                    53072-3703
(Address of principal executive offic                    (Zip Code)

Issuer's telephone number                                (414) 691-3122

Securities registered under to Section 12(b) of the Exchange Act:

                                  None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Interests
                            (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorterperiod that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X           NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1997, were $740,050. State the aggregate market value of the securities held by non-affiliates of the Registrant as of February 28, 1998: indeterminate value as there is no market.*
*For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 28, 1998: 20,653.69

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to Partners for the year ended December 31, 1997 are incorporated by reference into Parts I, II, III, and IV.

     Definitive Prospectus dated August 18, 1986, as amended to date, is incorporated by reference into Part IV.
                            TABLE OF CONTENTS


Item No.                                                         Page No.

                                 PART I

1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .3

4.   Submission of Matters to a Vote of Security Holders . . . . . . . .3


                                 PART II

5.   Market for Partnership's Securities and Related
     Security Holder Matters . . . . . . . . . . . . . . . . . . . . . .4

6.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . .5

7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .5

8.   Disagreements on Accounting and Financial Disclosure. . . . . . . .5


                                PART III

9.   Directors and Executive Officers of the Partnership . . . . . . . .6

10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .9

11.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

12.  Certain Relationships and Related Transactions. . . . . . . . . . 10

13.  Exhibits, Financial Statements, Schedules, and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                                 PART I


ITEM 1.   BUSINESS

 "Business" on pages 1 and 2 of the Partnership's annual report to Partners for the year ended
December 31, 1997 is incorporated herein by reference.


ITEM 2.   PROPERTIES

 "Properties" on pages 2 through 3 of the Partnership's annual report to Partners for the year ended
December 31, 1997 is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS

 "Legal Proceedings" on page 4 of the Partnership's annual report to Partners for the year ended
December 31, 1997, is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS FOR THE QUARTER ENDED DECEMBER 31, 1997

 No matters have been submitted to a vote of security holders during the fourth quarter ending
December 31, 1997.

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


ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

 a) Market Information

 The Partnership's only authorized equity securities are Limited Partnership Interests ("Interests").
On February 2, 1987, the Partnership satisfied the initial escrow requirements and investors were admitted to the Partnership as limited partners except for New York investors who were admitted to the Partnership
April 30, 1987, due to special escrow requirements for those investors. The offering of such Interests by the Partnership terminated on August 31, 1988, at which time 20,653.69 had been sold to the public at a price of $250 per Interest. Of the Interests sold, 16,699.69 Interests were sold during 1987 and 3,954 were sold from January 1, 1988, to August 31, 1988. No additional Interests have been sold.
Management is not aware of a formal public trading market, however, there has been an emergence of activity through partnership matching services.

 b) Security Holders

          NUMBER OF RECORD HOLDERS      NUMBER OF INTERESTS
 TITLE OF CLASS      (AS OF FEBRUARY 28, 1998)         (AS OF FEBRUARY 28, 1998)

Limited Partnership
Interests       655            20,653.69

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

 "Cash Available for Distribution" is defined in the Partnership Agreement to include Net Cash
Flow less amounts set aside for Reserves plus the amount of any General Partner Loan for such period.
"Net Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. The Partnership will make distributions of Cash Available for
Distribution within 30 days after the end of each calendar quarter commencing at the end of the first full calendar quarter following that in which the Escrow Break occurs. Cash Available for Distribution will be distributed 100% to the Limited Partners until the earlier of (i) the first anniversary of the date of the Prospectus or (ii) termination of this offering. Thereafter, Cash Available for Distribution will be distributed 95% to the Limited Partners and 5% to the General Partners, provided that the payment to the General Partners will be reduced and paid to Limited Partners unless and until the cumulative cash distributions to the Limited Partners equal at least 8.5% of their Capital Investment on an annualized basis
(the "Subordination Rate"). The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 1998, though the amount of Cash Available for future
Distributions will depend in part on the performance of the Partnership's investments, and there can be no assurance as to the amount, if any, that may be distributed. The partnership continued cash distributions in 1997 with an aggregate of $185,883 to its Limited Partners. Distributions for 1997 were at a rate that equaled 3.6% on their capital investment.

 After repayment of any General Partner Loan, Sale Proceeds will be distributed as follows: (i) to the Limited Partners, an amount equal to 100% of their Capital Investment;
(ii) then 100% to the Limited
Partners until they have received an amount equal to 10% per annum simple interest cumulative on
Capital Investment, less prior distributions of Cash Available for Distribution; (iii) then an amount to the General Partners equal to 12% of the Sale Proceeds remaining after return to all Partners of an amount equal to 100% of their Capital Investment, but not more than an amount equal to 15% of Sales Proceeds remaining after return to the Partners of their Capital Investment and an amount to the Limited Partners
(including prior distributions of Net Interest on Partnership Subscriptions and Cash Available for
Distribution) equal to 6% simple interest per annum, cumulative, commencing at the end of the calendar quarter in which each Limited Partner's Original Capital Contribution is made; and (iv) all remaining proceeds to the Limited Partners. The Partnership will continue in existence until December 31, 2006, unless terminated earlier by disposition of all of its assets or certain other events. The Partnership will commence liquidating its properties as soon as feasiblely possible, depending upon, among other factors, whether the Partnership's investment objectives are met including, potential capital appreciation, cash flow, and federal income tax consequences to its Limited Partners.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
          OPERATIONS

 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 5 of the Partnership's annual report to Partners for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

 The financial statements included on pages 6 through 17 of the Partnership's annual report to
Partners for the year ended December 31, 1997 are incorporated herein by reference.


ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There were no disagreements with Ernst and Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

 (a-b) Identification of Directors and Executive Officers

 The Partnership has no directors or officers. The General Partners of the Partnership are Mr. John
Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which
Mr. Vishnevsky is the majority stockholder; and EC Corp., a Wisconsin corporation of which Mr.
Stephen P. Kotecki is the majority stockholder. The address of Mr. Vishnevsky and NDII is 1155 Quail
Court, Pewaukee, Wisconsin, 53072-3703, telephone (414) 691-3122. The address of EC Corp. is 1155
Quail Court, Pewaukee, Wisconsin, 53072-3703, telephone (414) 691-3122.

 The General Partners manage and control the affairs of the Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of NDII and EC Corp. are as follows:

                              Term Held
       Name              Office               Office (since)

NDII:
  John Vishnevsky    President, Director           09/30/74
  Stephen P. Kotecki     Vice President, Secretary, Treasurer     04/12/91
           and Director

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

The following diagram shows the relationship of the Partnership to various prior or current affiliates:



                 NATIONAL REAL ESTATE LIMITEDPARTNERSHIP INCOME PROPERTIES-II





      (1)

EC CORPCorporateGeneral PartnerJOHNVISHNEVSKYIndividualGeneral
Partner100%NATIONALDEVELOPMENT ANDINVESTMENT, INC.Corporate General Partner







         100%                   100%        (2)                   (3)

JOHN VISHNEVSKY COMPANY Financial and RealEstate Consulting and Services
NATIONAL SELECTEDSECURITIES CORP.NRMIVICTOR
Security Sales        Partnershipand PropertyManagementCONSTRUCTIONINC.
                                         Acquisition &Brokerage
                                                       Building
                                                       Contractor





(1)  The ownership of EC Corp. is held by Mr. Stephen P. Kotecki (100%).

(2) Until February 6, 1998, the ownership of NRMI was held by Mr. Edward Carow (51%), Ms.
     Stasia Vishnevsky (25%), and Mr. Jeffrey Wussow (24%). Since February 6, 1998, the company is under the 100% ownership of John Vishnevsky. It is anticipated that the services of NRMI will continue to be available to the Partnership under the terms and conditions described in the prospectus.

(3) The ownership of Victor Construction, Inc. is held by Mr. Edward J. Bushman (53%), Ms. Niomi
     Bushman (18%), Mr. Clayton Bushman (18%), Mr. Mark Clements (9%), and
     Mr. Mark
     Breuchel (2%). It is anticipated that the services of Victor Construction will continue to be available to the Partnership under the terms and conditions described in the Prospectus.

 (d) Family Relationships

     Ms. Stasia Vishnevsky, former part owner and Secretary of NRMI, is the daughter of
     John Vishnevsky, and is married to Jeffrey Wussow, former part owner and Vice President of
     NRMI.

 (e) Business Experience

 The experience of the officers and directors of the Corporate General Partner includes the following:

 John Vishnevsky, President and Director of NDII, and as of February 6, 1998, 100% owner of
NRMI, (age 74) is a graduate of Marquette University. For over 39 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, or corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as an insurance broker, a real estate broker, and a securities principal. He has lectured frequently and taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The
Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know You, Releasing Your
Creativity, Principles, and Don't Feed the Crocodiles.

 Stephen P. Kotecki, Vice President and Director of NDII and President, Treasurer, and Director of EC Corp., (age 47), is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science
Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of
Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees' District Council in
Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice
Planner and as a Housing Evaluation Specialist. As a college instructor, Mr. Kotecki lectured courses in
Business and Industrial Relations, Marketing and Investments for over three years.

 Thomas P. Rielly, Vice President, Secretary, and Director of EC Corp., (age
50) is a licensed
general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 24 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with
National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 11 years.

 Other personnel of Affiliates of the General Partners who were significantly involved in the
Partnership's affairs include the following:

 David A. Hoeller, National Director of Operations of NRMI as of February 6, 1998, (age 41).
Previously, Mr. Hoeller was Chief Financial Officer of a diversified financial services corporation which specialized in commercial and consumer installment lending and servicing, and mortgage banking. Mr.
Hoeller was also manager of its independent automobile installment servicing division which serviced in excess of 15,000 loans with debtors located across the country. Mr. Hoeller has a total of over 18 years of financial and operational experience in the financial services industry. Mr. Hoeller was also with
Security Bank SSB, a $3 billion financial institution. His business and management experience and responsibilities have included the areas of operations, financial management, financial reporting, treasury, taxes, and cost analysis. His banking experience has included lead development of prospectus materials, including establishment of a bank holding company structure and conversion of a mutual bank to stock ownership. He has also been involved in real estate sales, partnership syndication, ownership, and management through various banking subsidiaries. He was also associated with the accounting firm of
Ernst & Young. He is active in local civic organizations, including as Trustee of the Boys and Girls Club.
Mr. Hoeller is a certified public accountant and holds undergraduate degrees in accounting and finance and an MBA degree from the University of Wisconsin
 Edward Carow, President of NRMI until February 6, 1998. Mr. Carow, (age 38), has over 19 years experience and an extensive background in property management, acquisitions, partnership management, loan workouts, refinancing, and property sales. Mr. Carow is a licensed real estate broker and also holds the CPM (Certified Property Manager) designation. Mr. Carow attended the University of Wisconsin for business, the Waukesha County Technical College for real estate, and he continues to attend trade conferences and lectures. He has taught courses in property management and real estate investments for Milwaukee Area Technical College. He is a member of the Executive Council of the
Institute of Real Estate Management and was the 1992 president. Some of his other commitments include the International Affairs Committee of the Institute of Real Estate Management, the Publishing Committee of the Institute of Real Estate Management, and the Advisory Board at the Waukesha County Technical
College.

 Stasia Vishnevsky, who, until February 6, 1998, served as Secretary and Media Director of
NRMI. Ms. Vishnevsky (age 32), supervised marketing, public relations, and advertising for NRMI-managed properties. Ms. Vishnevsky also produced corporate training and operations manuals, newsletters, and training seminars. She attended Elmhurst College for English, and Marquette University for Broadcast Communications.

 Joan Jenstead, Director of Property Operations, (age 63) has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified Property Manager and a licensed Wisconsin real estate broker. Ms.
Jenstead attended the University of North Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the National Institute of Real Estate Management, (IREM). In 1988, she served as President of the local chapter of the Institute of Real Estate Management. She is also a member of the national faculty of IREM, a faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of
Wisconsin Technical College Trustee Association. In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher
Education. In 1994 she was elected to a three year term as a director on the National Board of the
Association of Community College Trustees.

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


ITEM 10.  EXECUTIVE COMPENSATION

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

 Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 95% to the Limited Partners and 5% to the General
Partners. For such 5% interest, the General Partners contributed $1,000 to the Partnership. For the fiscal period ended December 31, 1997, this interest resulted in net taxable income to the Individual General
Partner of approximately $867. There were no cash distributions to the Individual General Partner during
1997, as outlined in the Prospectus.

 The Partnership will commence liquidating its properties as soon as feasiblely possible. This will be dependent upon, among other factors, the then current real estate and money markets, economic climate, and income tax consequences to the Limited Partners. The General Partners will be distributed an amount equal to 12% of the remaining sale proceeds after return to the Limited Partners of an amount equal to 100% of their Capital Investment, but not more than an amount equal to 15% of sale proceeds remaining after return to the partners of their Capital Investment and an amount to the Limited Partners equal to 6% simple interest per annum. This distribution to the General Partner is subordinated to cumulative noncompounded distribution of Sale proceeds and Cash Available for Distribution to the
Limited Partners equal to 10% per annum on their Capital Investment. An affiliate may also receive real estate commissions of up to 3% of the aggregate selling price of the properties. Upon liquidation of the
Partnership, all liquidation proceeds will be distributed to the Partners in proportion to their Net Capital
Accounts.

 The Partnership is engaged in various transactions involving affiliates of the General Partners as described in the Prospectus. Notes 2 and 6 of the Partnership's financial statements of the annual report to Partners for the year ended December 31, 1997 are incorporated herein by reference.

 The contracts between the Partnership and affiliates, including the February 28, 1992 purchase of Amberwood (as described in the Business section of the Partnership's annual report to investors), provide that the compensation, price, or fee must be comparable and competitive with the compensation, price, or fee of any other person whose services could reasonably be made available to the Partnership.
The General Partners believe compensation to affiliates for services to the Partnership was on terms no less favorable to the Partnership than would have been available through arm's-length negotiations for similar services from unrelated parties.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

 (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership who beneficially own in aggregate the following Interests of the Partnership as of February 28, 1998.

              Name of         Amount and Nature of    Percent of
   Title of Class    Beneficial Owner    Beneficial Ownership          Class

Limited Partnership  John Vishnevsky              8.69 Interests        .04%
      Interests                    Sole Investment Power


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 1997.

 On February 28, 1992 the Partnership purchased twelve units of Amberwood Apartments from
National Real Estate Limited Partnership-VI ("NRELP-VI"). The General Partners of NIP-II were the same General Partners of NRELP-VI and therefore the Partnerships were "affiliates" (as described in the
Prospectus). A detailed description of the purchase may be found in the Business section of the annual report to Partners for the year ended December 31, 1997 incorporated herein by reference.

 There were no other transactions with management other than the Partnership's transactions with the General Partners and affiliates as described in this report at Items 9, 10, 11 and 12.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


(A)  1.   Financial Statements

     a)   Financial Statements and Report of Independent Auditors
(incorporated by
          reference from pages 6 through 17 of the Partnership's annual report to Partners for the year ended December 31, 1997).

        (i)    Report of Independent Auditors

       (ii)    Balance Sheet, December 31, 1997

      (iii)    Statements of Income, Years Ended December 31, 1997, and 1996

      (iv) Statements of Partners' Capital, Years Ended December 31, 1997, and 1996

       (v)     Statements of Cash Flows, Years Ended December 31, 1997, and 1996

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


(B)  Reports on Form 8-K for the Quarter ended December 31, 1997

     There were no reports on Form 8-K filed during the fourth quarter ending December 31, 1997.

(C)  Exhibits

 3(a)     Limited Partnership Agreement, incorporated by reference from
Prospectus previously
          filed with Registration Statement 33-6337 on Form S-11 effective August 18, 1986.
 3(b)     Certificate of Limited Partnership incorporated by reference from
Exhibit 3B Registration
          Statement 33-6337 on Form S-11 effective August 18, 1986.
 4   Subscription Agreement Evidencing Ownership of a Partnership Interest,
incorporated by
     reference from Prospectus previously filed with Registration Statement 33-6337 on Form
     S-11 effective August 18, 1986.
 10(a)    Consulting Fee Agreement between the Partnership and NDII dated
August 18, 1986.
          Incorporated by reference from the 1986 10-K filed March 30, 1987.
 10(b)    Acquisition Agreement between the Partnership and NDII dated August
18, 1986.
          Incorporated by reference from the 1986 10-K filed March 30, 1987.
 10(c)    Organization Expense Agreement between the Partnership and NDII dated August 18,
          1986. Incorporated by reference from the 1986 10-K filed
March 30, 1987.
 10(d)    Contracts for Acquisition of Assets
     (1)  With respect to Cave Creek Mini-Warehouse, Phoenix, Arizona (Phase I):
               Incorporated by reference from Exhibit 2-1 to periodic report on Form 8-K dated
               March 1, 1987.
     (2)  With respect to Cave Creek Mini-Warehouses, Phoenix, Arizona (Phase
 II):
               Incorporate by reference from Exhibit 2-1 to periodic report on Form 8-K dated
               April 30, 1987.
     (3)  With respect to Amberwood Apartments, Holland, Michigan (36 units):
               Incorporate by reference from Exhibit 2-1 to periodic reports on Form 8-K dated
               June 17, 1988, and August 8, 1988.
     (4)  With respect to Amberwood Apartments, Holland, Michigan (8 units):
Incorporate by reference from Exhibit 2-1 to periodic reports on Form 8-K dated September
               16, 1988.
     (5)  With respect to Amberwood Apartments, Holland, Michigan (12 units):
               Incorporate by reference from Exhibit 2-1 to periodic reports on Form 8-K dated
               February 28, 1992.
 10(e)    Escrow Agreement dated August 18, 1986, incorporated by reference from Exhibit 10 to
          Registration Statement 33-6337 effective August 18, 1986.
 10(f)    Management Consulting Delegation of Duties Agreement between the
General Partners
          and NRMI dated May 28, 1991. Incorporated by reference from the 1991 10-K filed
          March 27, 1992.
 10(g)    Property Management Agreement between Partnership and NRMI dated
July 1, 1991.
          Incorporated by reference from the 1991 10-K filed March 27, 1992.
 10(h)    Co-General Partner Agreement incorporated by reference from Exhibit
5-1 to periodic
          reports on Form 8-K dated July 26, 1991.
 11  Not applicable, see Item 6 of this report.
 12  Not applicable
 *13 National Real Estate Limited Partnership Income Properties-II 1997 annual report to
     Partners is included as an exhibit hereto for those portions of such annual report specifically incorporated by reference elsewhere herein. Such annual report is deemed not to be filed as part of this Report.
 18  Not applicable
 19  Not applicable
 22  Not applicable
 23  Not applicable
 *24 Consent of Independent Auditors filed with this report.
 25  Not applicable

(D)  Financial Statement Schedule
 There are no schedules to be included herein.

 * Filed with this report.
                                                               Exhibit 24


                     CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of National Real
Estate Limited Partnership Income Properties-II of our report dated January 20, 1998, included in the
1997 Annual Report to Partners of National Real Estate Limited Partnership - Income Properties II.





                                                    /S/ ERNST & YOUNG LLP


Milwaukee, Wisconsin
March 30, 1998






                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                              (Registrant)

Dated:  March 30, 1998              By:         /S/ John Vishnevsky

                     John Vishnevsky
                    President and Chief Operating and
                     Executive Officer
                    National Development and Investment, Inc.
                    Corporate General Partner

Dated:  March 30, 1998              By:         /S/ John Vishnevsky

                     John Vishnevsky
                    Chief Financial and Accounting Officer
                    National Development and Investment, Inc.
                    Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

  /S/ John Vishnevsky              President and Director     March 30, 1998
      John Vishnevsky          National Development and       (dated)
               Investment, Inc.



  /S/ Stephen P. Kotecki           Vice President, Secretary,      March 30,
1998
      Stephen P. Kotecki      Treasurer and Director         (dated)
               National Development and
               Investment, Inc.



  /S/ Stephen P. Kotecki           President, Treasurer and   March 30, 1998
      Stephen P. Kotecki       Director                      (dated)
               EC Corp.



  /S/ Thomas Rielly                Vice President, Secretary   March 30, 1998

      Thomas Rielly           and Director                         (dated)
               EC Corp.



* The indicated positions are held in the Corporate General Partners of the Registrant.



J:\WPDOCS\REPORTS\10K-NIP2.SJG
                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                              (Registrant)

Dated:       3/30/98                          By:

                    John Vishnevsky
                President and Chief Operating and
                Executive Officer
                National Development and Investment, Inc.
                         Corporate General Partner

Dated:       3/30/98                    By:

                    John Vishnevsky
                Chief Financial and Accounting Officer
                National Development and Investment, Inc.
                Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

               President and Director    3/30/98
 John Vishnevsky         National Development and  (dated)
               Investment, Inc.



               Vice President, Secretary,     3/30/98
 Stephen P. Kotecki      Treasurer and Director    (dated)
               National Development and
               Investment, Inc.



               President, Treasurer and  3/30/98
 Stephen P. Kotecki      Director        (dated)
               EC Corp.



               Vice President, Secretary     3/30/98
 Thomas Rielly      and Director             (dated)
               EC Corp.


* The indicated positions are held in the Corporate General Partners of the Registrant.



      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II


BUSINESS

 The Registrant, National Real Estate Limited Partnership Income Properties-II (the "Partnership"), is a limited partnership organized under the Wisconsin Revised Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated May 28, 1986. As of December 31,
1997, the Partnership consisted of an Individual General Partner, two Corporate General Partners and 656
Limited Partners owning 20,653.69 limited partnership interests (the "Interests") acquired at a public offering price of $250 per Interest ($5,163,423 net). On February 2, 1987, the Partnership satisfied its escrow requirements and admitted Limited Partners to the Partnership except for New York investors who were admitted as of April 30, 1987, due to special escrow requirements for those investors. The Interests were sold commencing August 18, 1986, and ending August 31, 1988, pursuant to a Registration
Statement on Form S-11 under the Securities Act of 1933 (Registration #33-6337) as amended. The
Individual General Partner is John Vishnevsky and the Corporate General Partners are National
Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

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

 The Partnership will continue in existence until December 31, 2006, unless terminated earlier by disposition of all of its assets or certain other events. The Partnership will commence liquidating its properties as soon as feasiblely possible, depending upon, among other factors, whether the Partnership's investment objectives are met including, potential capital appreciation, cash flow, and federal income tax consequences to its Limited Partners.

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

 During 1997, the Partnership employed one full-time and six part-time on-site personnel in the following capacities: two managers, 2.5 rental agents, and 2.5 cleaning and maintenance people. In addition, due to the centralized nature of the Partnership's accounting and management systems, another
16 employees provided various accounting and management services to this and other partnerships. These persons worked an average of approximately 1.9 hours per week on this Partnership. Detailed time records of all personnel are maintained which form the basis for charges to the Partnership. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of
Duties and Property Management Agreements with the Partnership.

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

 The Partnership has developed a plan to modify its information technology to recognize the year
2000 and has begun converting critical data processing systems. The Partnership currently expects the project to be substantially complete by early 1999 and the cost to be immaterial. The Partnership does not expect this project to have a material adverse effect on the operations of the Partnership.

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

 The apartment mix and asking rents of Amberwood as of December, 1997 are as follows:

                    SQUARE       ASKING
 DESCRIPTION OF UNIT     NUMBER OF UNITS  FEET    RENT PER MONTH

 2 Bdrm/1 Bath      14     915 $620
 2 Bdrm/1 Bath      14     923 $630
 2 Bdrm/2 Bath      14    1,080    $695
 3 Bdrm/2 Bath      14    1,231    $740

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Information contained in this Annual Report on Form 10-KSB contains -looking statements'
within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as -looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report.

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

 During 1997, the Partnership made cash distributions to its limited partners totaling $185,883.
Distributions from 1997 were at a rate that equaled 3.6% on investors' capital investment. The
Partnership's ability to maintain and/or increase distributions during 1998 is dependent upon the results of operations; therefore, no assurance as to the distribution amount, if any, can be made. The Partnership is planning to expend from operating cash flow about $30,000 for various painting projects and asphalt work at both properties and for some roofing at Cave Creek

 RESULTS OF OPERATIONS

 During 1997, the Partnership operated two investment properties: Cave Creek Lock-It-Lockers and
Amberwood Apartments.

 At Cave Creek Lock-It Lockers asking rents remained the same as 1996 and as of December 31,
1997 ranged from $15 to $135, based on unit size. Average annual occupancy was 95%, and 94% in
1997, and 1996 respectively. Marketing efforts are directed primarily through the use of Yellow Pages advertising, which is the main source of traffic. Management uses resident referral coupons for all current tenants, offering a discount if they send us new clients. The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. Their marketing efforts and excellent customer service will continue to help occupancy remain strong.

 At Amberwood, average occupancy during the fourth quarter of 1997 was 95% as compared to 87% for the same period in 1996. Year to date occupancy for 1997 is 91% as compared to 93% in 1996. The year to date occupancy percentage for 1997 is heavily influenced by the first five months of the year with average occupancy from June 1 through December 31 being at 97%.

 Amberwood advertises in the Holland Sentinel, Select Living (apartment guide), and the yellow pages, both Ameritech and TDI. Periodic mailings are made to area real estate agents and brokers, and the leasing consultants keep in close contact with the Human Resource Departments of area businesses and industry. Lease expiration dates have been staggered to avoid leases expiring during slower periods.
There is a strong emphasis on customer service because in a small community such as Holland word travels fast when you have a nice, well maintained community and satisfied residents. Current residents and real estate brokers can receive a $50 rent credit or referral fee for new rentals. All new residents receive a welcome gift basket and a personalized card from the staff at Amberwood upon move in. The area economy is stabilizing with some companies adding staff while some are laying off or implementing hiring freezes. Extra effort has been given to having the property in A+ condition because of all the new competition.

 For the Partnership, operating revenues increased 5.2% in 1997 as compared to 1996 due to the factors noted above. Amberwood's total revenues were $445,660 in 1997 as compared to $425,583 in
1996. Amberwood's revenues increased 3.6%, mostly due to increased Redi-Home income. Cave Creek's total revenue was $295,204 in 1997 as compared to $278,320 in 1996. Cave Creek's revenues increased
6% compared to 1996 due to an increase in rental rates. Operating expenses increased 26% primarily due to expenses associated with Amberwood's increased Redi-Home activity (9%) and personnel increases associated with Amberwood (8%) and Cave Creek (3%). Maintenance costs increased 15% due to costs associated with a drainage ditch clean up project (5%) and HVAC work (2.5%) at Cave Creek; and interior painting, asphalt work, and other common area repairs (9%) at Amberwood. Advertising costs increased 66% due to increased marketing at Amberwood necessary to attract residents in a softening market.

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










                     Report of Independent Auditors

The Partners
National Real Estate Limited Partnership Income Properties

We have audited the accompanying balance sheet of National Real Estate Limited Partnership Income
Properties 31, 1997. These financial
statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                    /S/ ERNST & YOUNG LLP


January 20, 1998













                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                           INCOME PROPERTIESII
                              BALANCE SHEET

                            DECEMBER 31, 1997


ASSETS
Cash and cash equivalents                                     $   490,973
Other assets                                                          142
Investment properties, at cost:
  Land                                                            516,590
  Buildings and improvements                                    4,151,846
                                                                4,668,436
  Accumulated depreciation                                      1,402,262
                                                                3,266,174
Debt issue costs, net of accumulated amortization of $2,441        30,139
                                                               $3,787,428

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Tenant security deposits                                    $    24,920
  Accrued real estate tax                                           2,333
  Accrued expenses and other liabilities                              536
  Deferred rent                                                    12,339
  Mortgage note payable                                           546,217
                                                                  586,345
Partners' capital:
  General Partners                                                 37,336
  Limited Partners (authorized                                  3,163,747
                                                                3,201,083
                                                               $3,787,428


                National Real Estate Limited Partnership
                           Income PropertiesII
                          Statements of Income

                                                YEAR ENDED DECEMBER 31
                                      1997               1996
Operating revenues:
  Rentals                                         $706,739  $678,859
  Other                            33,311    24,373
                                   740,050   703,232
Operating expenses:
  Operating                                  212,635   168,862
  Administrative                             144,535   137,396
  Building maintenance                            89,686    78,098
  Depreciation                          134,821   141,459
  Interest                              47,336    50,103
  Property taxes                             82,598    87,439
  Advertising                                25,673    15,443
                                   737,284   678,800
Income from operations                            2,766 24,432

Other income:
  Interest income                            23,766    24,159
                                             23,766    24,159
Net income                              $ 26,532  $  48,591

Net income attributable to General
  Partners (5%)                              $   1,327 $   2,430
Net income attributable to Limited
  Partners (95%)                             25,205    46,161
                                   $ 26,532  $ 48,591

Net income per Limited Partnership Interest                    $    1.22
 $    2.24




See accompanying notes.
                National Real Estate Limited Partnership
                           Income PropertiesII

                     Statements of Partners' Capital





                           General        Limited
                               Partners  Partners  Total

Balances at January 1, 1996              $33,579       $3,464,147  $3,497,726
  Distributions to Limited Partners      (185,883)(185,883)
  Net income for the year                2,430             46,161      48,591
Balances at December 31, 1996               36,009      3,324,425   3,360,434
  Distributions to Limited Partners      (185,883)(185,883)
  Net income for the year                  1,327           25,205      26,532
Balances at December 31, 1997            $37,336       $3,163,747  $3,201,083







                National Real Estate Limited Partnership
                           Income PropertiesII

                        Statements of Cash Flows



                          YEAR ENDED DECEMBER 31
                              1997      1996
OPERATING ACTIVITIES:
Net income for the year                    $26,532        $ 48,591
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                              134,821        141,459
  Amortization of debt issue costs            2,778          2,020
  Changes in operating assets and liabilities:
   Other Assets                               5,458          4,071
   Tenant security deposits                   2,540        (3,670)
   Accrued real estate taxes                (1,652)          3,985
   Accrued expenses and other liabilities     (607)            217
   Deferred rent                            (1,377)          3,699
Net cash provided by operating activities   168,493        200,372

INVESTING ACTIVITY
Additions to investment properties                         (6,756)

FINANCING ACTIVITY
Payment of debt issue costs                (32,580)            ---
Proceeds from mortgage note                 550,000            ---
Payments on mortgage note                 (451,804)        (43,312)
Distributions to Limited Partners         (185,883)         (185,883)
Cash used in financing activities         (120,267)        (229,195)

Increase (decrease) in cash and cash equivalents48,226     (35,579)
Cash and cash equivalents at beginning of year442,747      478,326
Cash and cash equivalents at end of year  $ 490,973        $ 442,747







See accompanying notes.


                National Real Estate Limited Partnership
                           Income PropertiesII

                      Notes to Financial Statements

                            December 31, 1997


                 1. ORGANIZATION AND BASIS OF ACCOUNTING

                              ORGANIZATION

National Real Estate Limited Partnership Income PropertiesII (the Partnership)
                           was organized as a
limited partnership under the laws of the State of Wisconsin pursuant to a
                           Certificate and an
Agreement of Limited Partnership (the Agreement) dated May 28, 1986, for the purpose of investing
primarily in commercial and residential real property and began operations in
                           February 1987. The
     Partnership is to be dissolved on or before December 31, 2006.

The Partnership consists of three General Partners, National Development and
                         Investment, Inc., John
Vishnevsky and EC Corp., and 656 Limited Partners at December 31, 1997. Mr.
                            Vishnevsky is the
president and majority stockholder of National Development and Investment,
                            Inc. EC Corp. was
admitted to the Partnership effective July 26, 1991, as approved by the
                            Limited Partners.

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

                    1997            1996

                      GAAP     Tax     GAAP     Tax
                      Basis   Basis   Basis    Basis

          (In Thousands)
Total assets           $3,787 $4,390    $3,850 $4,462



Partner's capital:

General Partners           37     35        36     34

Limited Partners        3,164  3,769     3,324  3,938

Net income:

General Partners            1      1         2      2

Limited Partners           25     16        46     43

                National Real Estate Limited Partnership
                           Income PropertiesII

                Notes to Financial Statements (continued)


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

INVESTMENT PROPERTIES

Investment properties are stated at cost. Depreciation is computed by the straight-line method using estimated useful lives of 30 years for the buildings and improvements and 5 years for related equipment.

The Partnership evaluates the investment property periodically for indication of impairment, including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If investment property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. Management is not aware of any indicator that would result in any significant impairment loss.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized using the straight-line method over the term of the agreement and are included as a component of interest expense on the financial statements.

FEES TO AFFILIATES

Poperty management fees are payable currently to the General Partners or affiliates of the General
Partners.

Fees for property management and rental services are being charged to expense over the period property management services are being performed.

ALLOCATIONS AND DISTRIBUTIONS

Pursuant to the Agreement, net income and losses from operations (exclusive of those from the sale or disposition of Partnership properties) are to be allocated 95% to the Limited Partners and 5% to the
General Partners. Any gains from the sale or disposition of Partnership properties are to be allocated first to the Limited Partners to eliminate any deficit in their net capital accounts; then to the General Partners to eliminate any deficit in their net capital accounts; then to the Limited Partners in an amount equal to their initial capital investment plus any amount remaining to be paid under their cumulative preference;
then to the General Partners in an amount equal to the proceeds of such sale distributed to them; and all
2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. INVESTMENT PROPERTIES

Investment properties consist of the following at December 31, 1997:
3. INVESTMENT PROPERTIES (continued)

               Costs CapitalizedSubsequent to Acquisition
                      Initial Cost to Partnership



 Description        Land      Buildings     Land       Buildings
                           and Improvements              and Improvements
            (In Thousands)

Cave Creek Mini-WarehousesPhoenix, Arizona
                      $405     $1,308    $        $  12



Amberwood Apartments
Holland, Michigan     87       2,192     25       640



                      $492     $3,500    $25      $652

                     Gross Amount at Which Carried

                              Buildings and          Accumulated
    Description       Land   improvements     Total  Depreciation

                                 (In Thousands)

Cave Creek Mini-
Warehouses Phoenix,  $405     $1,320        $1,725   $   430
Arizona

Amberwood Apartments
Holland, Michigan    112      2,832          2,944       927

                     $517     $4,152        $4,669$1,402

        Description         Date of Construction Date Acquired



Cave Creek Mini-Warehouses
Phoenix, Arizona                  1985       In phases in 1987

Amberwood Apartments                          In phases in
Holland, Michigan                 1988            1988
                                                and 1992

The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes was $1,444,983 at
December 31, 1997.

3. INVESTMENT PROPERTIES (CONTINUED)

A reconciliation of the cost and accumulated depreciation of the investment properties follows:

                              YEAR ENDED DECEMBER 31

                                 1997        1996

                              (In Thousands)

Cost:

Balance at beginning of year    $4,669      $4,662

Additions to investment properties   ---           7

Balance at end of year          $4,669      $4,669

Accumulated depreciation:

Balance at beginning of year    $1,267      $1,126

Provision for the year              135         141

Balance at end of year          $1,402      $1,267


4. MORTGAGE NOTE PAYABLE

During 1997, the mortgage note payable was refinanced. The new loan for $550,000 bears interest at a variable rate of interest (based on five year Treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002 (8.4% at December 31, 1997). Monthly payments of principal and interest are due based on a twenty-five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. The mortgage loan payable is collateralized by Amberwood Apartments with a carrying value of $546,217 at December 31, 1997. Interest paid was $44,587 and $48,083 in 1997 and 1996, respectively.

Annual maturities of notes payable are as follows:

           1998                          $   7,100
           1999                          7,700
           2000                          8,400
           2001                          9,100
           2002                          9,900
           Thereafter                         504,000


5. INCOME TAXES

The Partnership pays no income taxes. Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners.

Differences between the net income as reported herein and the net income reported for federal income tax purposes arise primarily from timing differences related to depreciation. The following is a reconciliation
5. INCOME TAXES (CONTINUED)

of the reported net income and the net income reported for federal income tax purposes for the year ended
December 31:


                                     1997         1996

Net income as reported in
the financial                       $26,532      $48,591
statements

Add (deduct):

Depreciation                        (9,194)      (2,817)

Other

Net income reported for
federal income                      $17,338      $45,774
tax purposes


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

NATIONAL REALTY MANAGEMENT, INC.

National Realty Management, Inc. (NRMI) was paid property management fees ($40,345-It-Lockers Mini-Warehouse and
5% of gross receipts from Amberwood Apartments.

The Partnership also paid $61,964 and $64,791, in 1997 and 1996 respectively, for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

NATIONAL DEVELOPMENT AND INVESTMENT, INC.

The Partnership paid National Development and Investment, Inc. (NDII) for the reimbursement of expenses totaling $61,499, and $50,099 in 1997 and 1996, respectively, for administrative expenses incurred on behalf of the Partnership.

NATIONAL REAL ESTATE LIMITED PARTNERSHIPSHIP IS CONTINGENTLY LIABLE TO PAY NRELPAPARTMENTS AS SET FORTH IN A FUTURE INTEREST PROCEEDS
AGREEMENT. UPON THE FUTURE SALE OF AMBERWOOD APARTMENTS, NRELP6. TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

a cumulative return of 20% on its investment. After that, NRELP-term nature. The fair value of the variable rate mortgage note payable approximates its carrying value.
      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II





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








The Partnership Form 10-KSB for 1997, which is filed with the Securities and Exchange Commission, will be furnished at no charge to partners upon written request directed to:
National Development and Investment,
Inc., Attn: Partnership Management, 1155 Quail Court, Pewaukee,
Wisconsin 53072-3703.




 .












J:\WPDOCS\REPORTS\10K-NIP2.SJG