Form 10QSB
period 1998-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1998-05-15
CIK 795306

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB
(Mark One)

(  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1998

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




                                  INDEX




                                                                     PAGE

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 1998
          and December 31, 1997. . . . . . . . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) - Three months
          ended March 31, 1998 and 1997. . . . . . . . . . . . . . . . .3

     Statement of Cash Flows (unaudited) -
          Three months ended March 31,1998 and 1997. . . . . . . . . . .4

     Notes to Financial Statements (unaudited) . . . . . . . . . . . .5-6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operation . . . . . . . . .7


PART II. OTHER INFORMATION AND SIGNATURES. . . . . . . . . . . . . . .8-9




INCOME PROPERTIES-II

(A Wisconsin Limited Partnership)

Balance Sheet

(Unaudited)

                                    March 31,                   December 31,
                                      1998                           1997

ASSETS



  Current Assets:

                             $      545611.53               $         490973
Cash and cash
equivalent

Other assets                           3737.86                            142

Other Assets:

Investment properties, at cost

Land                                 516590.13                         516590

Buildings and improvements          4151845.85                        4151846

                                     4668435.98                        4668436

 Less accumulated depreciation       1435868.29                        1402262



                                     3232567.69                        3266174



Intangible Assets:

Debt issue costs, net of accumulated amortization

of $3,283 as of March 31, 1998 and

$2,441 as of December 31, 1997        29296.68                          30139



                              $     3811214.76               $        3787428



LIABILITIES AND PARTNERS' CAPITAL



Liabilities:

Accruedexpensesand other      $        1776.45               $           2869
liabilities
Tenant security deposits                 27250                          24920

Mortgage notes payable (Note 5)         544362.54                         546217

Rent received in advance                 18333.18                          12339



                                      591722.17                         586345

Partners' Capital (Note 3):

General Partners                       40580.0315                       37336

Limited Partners                     3178912.7985                     3163747

(authorized----40,000 Interests;

outstanding--20,653.69)

                                       3219492.83                      3201083



                                $        3811215               $        3787428

See notes to financial statements.






 NATIONAL REAL ESTATE LIMITED PARTNERSHIP

INCOME PROERTIES-II

(A Wisconsin Limited Partnership)

Statement of Operations
(Unaudited)
                                       THREE MONTHS ENDED
                                         MARCH 31,
                                             1998             1997

Income:
OperatingIncome                   $     190932                166664

                                      190931.87               166664

Operating expenses:

Operating                                81006.85              88613
Administration                            28770.1              45945
Depreciation and amortization            34448.82              34253
Interest (Note 6)                        11321.11               7090

                                        155546.88             175901

Income (Loss) from operations            35384.99              -9237

Other income (expense):

Interest and other income                29495.64              7314


 Net
Income/(Loss)                               64881              -19237

Net Income/(Loss) attributable to
GeneralPartners(5%)              $      3244.0315    $           -97.15

Net Income/Loss attributable to
LimitedPartners(95%)             $     61636.5985     $         -1825.85

Per Limited Partnership
Interest outstanding-20,653.69   $  2.98428990171      $          -0.0884


     See notes to financial statements.


NATIONAL REAL ESTATE LIMITED PARTNERSHIP

INCOME PROPERTIES-II

(A Wisconsin Limited Partnership)

Statement of Cash Flows

(Unaudited)

                                       Three Months Ended

                                          March 31,

                                            1998                    1997

Operating Activities:

Netincome               $               64880.63       $           -1923
(loss) forthe period



Adjustments to reconcile net income (loss) to               $

net cash used in operating activities:               $

Depreciation                        33605.89                           33748

Amortization of debt issue costs         842.93                          505

Changes in operating assets and

liabilities:

Other assets                        -3596.86                            -409

Rents received in advance            5993.18                            5449

Accrued expenses and other liabilities       -1091.55                  -7274

Tenant security deposits                2330                            1242



 NET CASH PROVIDED BY

 OPERATING ACTIVITIES         102964.22                           31338



Investment activity:

Additions to investment property 0.019999999553                            0



Financing activities:

Distributions to partners           -46470.8                          -46471

Payments on mortgage payable        -1854.46                           -7333



        NET CASH PROVIDED BY FINANCING

ACTIVITIES                           -48325.26                          -53804



INCREASE (DECREASE) IN CASH           54638.98                          -22466



Cash and cash equivalant at beginning of period         490973          442747




               $                     545611.98               $          420281
 CASH
AT END
OF
PERIOD



          See notes to financial statements.

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                    (A WISCONSIN LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
                             MARCH 31, 1998

 1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the
     National Real Estate Limited Partnership Income Properties-II annual report for the year ended
     December 31, 1997. Refer to the footnotes of those statements for additional details of the
     Partnership's financial condition. The operating results for the period ended March 31, 1998 may not be indicative of the operating results for the entire year.

 2. National Real Estate Limited Partnership Income Properties-II (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels.
     John Vishnevsky and National Development and Investment, Inc., have contributed the sum of
     $1,000 to the Partnership as General Partners. The Limited Partnership Agreement authorizes the issuance of 40,000 Limited Partnership Interests (the "Interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the
     Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited
     Partnership Interests.

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

 3.  Changes in Partners' Equity:
                                           Limited           General
                                                Partners     Partners
Total
     Quarter Ended March 31, 1998
 Partners' Equity, beginning of quarter  $3,163,747     $37,336    $3,201,083
 Distributions            (46,471)      - -       (46,471)
 Net Income (Loss)                  61,637       3,244      64,881
 Partners' Equity, end of quarter       $3,178,913      $40,580    $3,219,493

 Quarter Ended March 31, 1997
 Partners' Equity, beginning of quarter  $3,324,425     $36,009    $3,360,434
 Distributions                 (46,471)        - -         (46,471)
 Net Income (Loss)                  (1,826)      (97)        (1,923)
 Partners' Equity, end of quarter       $3,276,128      $35,912    $3,312,040


4. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of
     $10,093 under an agreement with NRMI for the three month period ended March 31, 1998.

5. The mortgage note payable is secured by Amberwood Apartments. The loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May
     1, 2002. Monthly payments of principal and interest are due based on a twenty five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1,
     2007. Maturities from 1998 to 2002 are: $7,100, $7,700, $8,400, $9,100, and $9,900 respectively.
     Maturities from 2003 and thereafter are $504,000.

6. In 1992, the Partnership purchased 12 units of Amberwood Condominiums from National Real Estate
     Limited Partnershipship is contingently liable to pay NRELPVI proceeds from a future sale of Amberwood Condominiums as set forth in a Future
     Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELPVI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs)
     until the Partnership earns a cumulative return of 20% on its investment. After that, NRELPVI will receive 60% of the net sales price above $57,500 per unit.



      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                    (A WISCONSIN LIMITED PARTNERSHIP)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             MARCH 31, 1998

The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers, containing 37,792 of 46,028 net rentable square feet, located in Phoenix, Arizona, and the Amberwood
Apartments, a 56-unit apartment complex in Holland, Michigan.

National Real Estate Limited Partnership Income Properties ("NRELP-IP") owns the remaining portion of
Cave Creek Lock-It Lockers. NRELP-IP is a Wisconsin limited partnership, affiliated with the General
Partners.

Amberwood is located in a wooded setting and is conveniently located near shopping, bike paths and businesses, and offers superior amenities.

Amberwood's occupancy rate for the first quarter of 1998 was 95.83%. Cave Creek Lock-It Lockers' occupancy during the same period was 93.28% based on net rentable square footage. During the comparable period in 1997 occupancy rates were 80.06% for Amberwood and 94.99% for Cave Creek Lock-It Lockers.
Amberwood's higher occupancy can be partially attributed to increased marketing efforts to rent the property and reduced rental rates.

Partnership net income increased $66,804 from the $1,923 loss for the quarter ended March 31, 1997, to
$64,881 of net income for the quarter ended March 31, 1998. The increase is attributed to an increase in operating income of $24,268, a decrease of operating expenses of $20,354, and an increase in interest and other income of $22,182.

The increase of $24,268 in operating income is primarily attributed to the reduced vacancies at Amberwood during the first quarter of 1998 as compared to the first quarter of 1997. During these periods, occupancy improved from 80.06% to 95.83%.

Operating expenses decreased $20,354 primarily due to reduced administrative expenses. Specifically, the timing of audit fees incurred and the reduction of computer related expenses accounted for the majority of the reduction.

The significant increase in other income was primarily attributable to a positive settlement in favor of the partnership related to the Cave Creek Lock-It Lockers.

Distributions were $2.25 per share, totaling $46,471 for the first quarter of 1998 as compared to $46,471 for the same quarter a year ago. These distributions are required to be allocated 100% to the Limited
Partners, as outlined in the prospectus.



                       PART II. OTHER INFORMATION



ITEM 6(B). REPORTS ON FORM 8-K
 There were no reports on Form 8-K for the quarter ended March 31, 1998.
                               SIGNATURES



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




Date        /May 15, 1998                               /S/        John
Vishnevsky

                                           John Vishnevsky
                                      President and Chief Operating and
                                                 Executive Officer
                                      National Development and Investment, Inc.
                                           Corporate General Partner


Date       /S/May 15, 1998                                   /S/        John
Vishnevsky
                                            John Vishnevsky
                                      Chief Financial and Accounting Officer



Date       /S/May 15, 1998
Stephen P. Kotecki
                                           Stephen P. Kotecki
                                                President
                                                            EC Corp
                                                     Corporate General Partner






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



                                      National Real Estate Limited Partnership
                                                  Income Properties II
                                            (Registrant)




Date        May 15, 1998
                                                John Vishnevsky
                                           President and Chief Operating and
                                                   Executive Officer
                                      National Development and Investment, Inc.
                                      Corporate General Partner



Date        May 15, 1998
                                           John Vishnevsky
                                      Chief Financial and Accounting Officer



Date        May 15, 1998
                                           Stephen P. Kotecki
                                                President
                                                  EC Corp
                                                Corporate General Partner














A:\Nip2