Form 10QSB
period 1998-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1998-08-17
CIK 795306

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB
(Mark One)

(  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1998

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




                                  INDEX




                                                                     PAGE

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - June 30, 1998
          and December 31, 1997. . . . . . . . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) - Three and Six months ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . .3

     Statement of Cash Flows (unaudited) -
          Six months ended June 30,1998 and 1997 . . . . . . . . . . . .4

     Notes to Financial Statements (unaudited) . . . . . . . . . . . .5-6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operation . . . . . . . .7-8


PART II. OTHER INFORMATION AND SIGNATURES. . . . . . . . . . . . . . 9-10




INCOME PROPERTIES-II

(A Wisconsin Limited Partnership)

BALANCE SHEET

(Unaudited)

                                             JUNE 30,    DECEMB
                                                         ER 31,

                                                 1998      1997

ASSETS



  CURRENT ASSETS:

    Cash and cash equivalent               $  578,703 $ 490,973

    Other assets                                  509       142

  OTHER ASSETS:

     Investment properties, at cost

        Land                                  516,590   516,590

        Buildings and improvements           4,151,84       64,151,84       6




                                             4,668,43       64,668,43       6


        Less accumulated depreciation        1,469,47       41,402,26       2




                                             3,198,96       23,266,17       4




  INTANGIBLE ASSETS:

   Debt issue costs, net of accumulated
amortization

        of $4092 as of June 30, 1998 and

        $2,441 as of December 31, 1997         28,488    30,139



                                            $3,806,66       2 $3,787,42       8




LIABILITIES AND PARTNERS' CAPITAL



LIABILITIES:

     Accrued expenses and other            $   19,977 $   2,869
liabilities

     Tenant security deposits                  26,957    24,920

     Mortgage notes payable (Note 5)          542,878   546,217

     Rent received in advance                  15,176    12,339



                                              604,988   586,345

PARTNERS' CAPITAL (NOTE 3):

     General Partners                          42,271    37,336

     Limited Partners                        3,159,40       33,163,74       7


     (authorized----40,000 Interests;

     outstanding--20,653.69)

                                             3,201,67       43,201,08       3




                                            $3,806,66       2 $3,787,42       8


     See notes to financial statements.







 NATIONAL REAL ESTATE LIMITED PARTNERSHIP

INCOME PROERTIES-II

(A Wisconsin Limited Partnership)

STATEMENT OF OPERATIONS

(Unaudited)

                                       THREE MONTHS ENDED        SIX MONTHS

                                          JUNE 30,                JUNE 30,


                                    1998      1997      1998       1997
INCOME:

     Operating Income          $  195,625 $ 181,041 $ 386,557 $  347,705



                                195,625   181,041   386,557    347,705

OPERATING EXPENSES:

     Operating                  87,444   130,910   168,451    219,525

   Administration              35,377    33,272    64,147     79,217

     Depreciation and amortization 34,415    34,415    68,864     68,630

     Interest (Note 6)           11,691    12,542    23,012     19,632


                                 168,927   211,139   324,474    387,004



INCOME (LOSS) FROM OPERATIONS    26,698  (30,098)    62,083     39,298




OTHER INCOME (EXPENSE):


     Interest and other income  7,117     8,008    36,613     13,740


        NET INCOME LOSS     $   33,815 $(22,090) $  98,696 $ (25,559)



Net Income/(Loss) attributable to

     General Partners (5%)  $    1,691 $ (1,105) $   4,935 $  (1,278)

Net Income/Loss attributable to

     Limited Partners (95%) $   32,124 $(20,985) $  93,761 $ (24,281)

     Per Limited Partnership

    Interest outstanding-20,653.69 $     1.56 $  (1.02) $    4.54 $   (1.18)




     See notes to financial statements.







NATIONAL REAL ESTATE LIMITED PARTNERSHIP

INCOME PROPERTIES-II

(A Wisconsin Limited Partnership)

STATEMENT OF CASH FLOWS

(Unaudited)

                                             THREE MONTHSENDED


                                             JUNE 30,

                                             1998      1997

OPERATING ACTIVITIES:

      Net income (loss) for the period     $  98,696  $(25,559)

      Adjustments to reconcile net income
(loss) to

       net cash used in operating activities:

          Depreciation                         67,212    67,494

          Amortization of debt issue costs      1,652  (31,388)

      Changes in operating assets and

        liabilities:

          Other assets                          (368)  (8,027)

          Rents received in advance             2,836     1,615

          Accrued expenses and other liabilities  17,109  14,185

          Tenant security deposits              2,037     6,775



               NET CASH PROVIDED BY

                OPERATING ACTIVITIES          189,174    25,095



INVESTMENT ACTIVITY:

          Additions to investment property          0         0



FINANCING ACTIVITIES:

          Distributions to partners          (98,105)  (92,942)

          Payments on mortgage payable        (3,339)   100,892



        NET CASH PROVIDED BY FINANCING

        ACTIVITIES                           (101,444       )   7,950




        INCREASE (DECREASE) IN CASH            87,730    33,046



        CASH AND CASH EQUIVALANT AT           490,973   448,347
BEGINNING OF
PERIOD



        CASH AT END OF PERIOD              $ 578,703  $ 481,393



          See notes to financial statements.

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                    (A WISCONSIN LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
                              JUNE 30, 1998

 1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the
     National Real Estate Limited Partnership Income Properties-II annual report for the year ended
     December 31, 1997. Refer to the footnotes of those statements for additional details of the
     Partnership's financial condition. The operating results for the period ended June 30, 1998 may not be indicative of the operating results for the entire year.

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

 3.  Changes in Partners' Equity:
                                           Limited           General
                                             Partners     Partners
Total
     Quarter Ended June 30, 1998
 Partners' Equity, beginning of quarter  $3,178,913     $40,580    $3,219,493
 Distributions                             (51,634)      - -       (51,634)
 Net Income (Loss)                          32,124       1,691      33,815
 Partners' Equity, end of quarter         $3,159,403      $42,271    $3,201,674

 Quarter Ended June 30, 1997
 Partners' Equity, beginning of quarter  $3,274,659     $35,477    $3,310,496
 Distributions                           (46,471)        - -         (46,471)
 Net Income (Loss)                          (20,985)     (1,105)      (22,096)
 Partners' Equity, end of quarter        $3,207,203      $34,732    $3,241,935


4. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of
     $29,287 under an agreement with NRMI for the six month period ended June 30, 1998.

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



      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                    (A WISCONSIN LIMITED PARTNERSHIP)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              JUNE 30, 1998

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

Amberwood's average occupancy rate for the second quarter of 1998 was 97.2%. Cave Creek Lock-It
Lockers' occupancy during the same period was 94.45% based on net rentable square footage. During the comparable period in 1997 occupancy rates were 80.14% for Amberwood and 94.5128% for Cave Creek
Lock-It Lockers. Amberwood's higher occupancy rate can be partially attributed to increased marketing efforts and incentives.

The Competition Study and information gathered from the Arizona Mini-Storage Association show occupancy rates of 91% to 92% occupied for the Cave Creek Lock-It Lockers area. The market continues to soften in the Phoenix area due to the over-building of self storage facilities within a 5-mile radius of the properties.

Cave Creek rental rates currently range from $13.00 to $135.00 for the second quarter of 1998. The rates remain the same as the second quarter of 1997.

Rental rates for Amberwood's three bedroom apartments are $740, and $620-test the market. Two bedroom units are increasing $15 in July.

Amberwood advertised in the Holland Sentinel, Select Living (apartment guide), and the yellow pages, both
Ameritech and TDI. Periodic mailings are made to area real estate agents and brokers, and the leasing consultants keep in close contact with the Human Resource Departments of area businesses and industry.
Lease expiration dates have been staggered to avoid leases expiring during slower periods. Current residents and real estate brokers can receive a $50 rent credit or referral fee for new rentals. Extra effort has been given to having the property in A+ condition due to all of the new property competition.

Six Months Ended June 30, 1998, and 1997
Net income improved $124,255 from a loss of $25,559 for the six months ended June 30, 1997, to a profit of $98,696 for the six months ended June 30, 1998. This increase was due to an increase in operating income of $38,852, a decrease in operating expenses of $62,530, and an income in interest and other income of
$22,873.

The increase in operating income of $38,852 was due to improved occupancy at the Amberwood apartments.
Occupancy improved from 80.14% for the six months ended June 30, 1997, to 96.52% for the six months ended June 30, 1998.
Property operating expenses decreased mainly due to reduced carpeting purchases, advertising, building maintenance, utilities, and personnel expenses for the six months ended June 30, 1998, as compared to the same period of the prior year.

The $22,873 increase in interest and other income was primarily attributed to a positive settlement in favor of the partnership related to the Cave Creek Lock-It Lockers.

Three Months Ended June 30, 1998, and 1997
Net income increased $55,905 from a loss of $22,090 for the three months ended June 30, 1997, to a profit of $33,815 for the three months ended June 30, 1998. This increase was due to an increase in operating income of $14,584, a decrease of operating expenses of $42,212, slightly offset by a decrease in other income of $891.

Operating income improved $14,584 primarily due to reduced vacancies at the Amberwood apartments.
Vacancy rates decreased from 10.68% for the three months ended June 30, 1997, to 2.8% for the three months ended June 30, 1998, due mainly to increased efforts to rent apartments and improved market conditions.

Total operating expenses decreased $42,212 due to decreased property operating expenses of $43,466 and decreased interest expenses of $851, slightly offset by an increase in administrative expenses of $2,105.
Property operating expenses decreased due to reduced personnel, building maintenance, groundskeeping, and resident unit expenses.

Distributions were $2.50 per share, totaling $51,634 for the second quarter of 1998 as compared to $2.25 per share or $46,471 for the same quarter a year ago. These distributions are required to be allocated 100% to the Limited
Partners, as outlined in the prospectus.

                       PART II. OTHER INFORMATION



ITEM 6(B). REPORTS ON FORM 8-K
 There were no reports on Form 8-K for the quarter ended June 30, 1998.
                               SIGNATURES



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



                                       National Real Estate Limited Partnership
                                                Income Properties-II
                                               (Registrant)




Date        /August 1, 1998                                  /S/        John
Vishnevsky
                                           John Vishnevsky
                                      President and Chief Operating and
                                                 Executive Officer
                                      National Development and Investment, Inc.
                                           Corporate General Partner


Date       /S/August 1, 1998                                 /S/        John
Vishnevsky
                                            John Vishnevsky
                                      Chief Financial and Accounting Officer



Date       /S/August 1, 1998
Stephen P. Kotecki
                                           Stephen P. Kotecki
                                                President
                                                            EC Corp
                                                     Corporate General Partner






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



                                      National Real Estate Limited Partnership
                                                  Income Properties II
                                            (Registrant)




Date        August 1, 1998
                                                John Vishnevsky
                                           President and Chief Operating and
                                                   Executive Officer
                                      National Development and Investment, Inc.
                                      Corporate General Partner



Date        August 1, 1998
                                           John Vishnevsky
                                      Chief Financial and Accounting Officer



Date        August 1, 1998
                                           Stephen P. Kotecki
                                                President
                                                  EC Corp
                                                Corporate General Partner














J:\WPDOCS\LETTERS\Nip2