Form 10KSB
period 1998-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1999-04-01
CIK 795306

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-KSB

(Mark One)

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

                                   OR

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   For the Transition period from to
                    Commission file: number 0-16874


      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
             (Name of Small Business Issuer in Its Charter)

     Wisconsin                                         39-1553195
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

1155 Quail Court, Pewaukee, Wisconsin                   53072-3703
(Address of Principal Executive Offices)                (Zip Code)

                             (414) 695-1400
            (Issuer's Telephone Number, Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1998, were $790,050.

     State the aggregate market value of the securities voting and non-voting common equity held by non-affiliates of the Registrant as of February 28, 1999: indeterminate value as there is no market.*
*For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 28, 1999: 20,653.69

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to Partners for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

     Definitive Prospectus dated August 18, 1986, as amended to date, is incorporated by reference into Part IV.

                            TABLE OF CONTENTS


Item No.                                                         Page No.

                                 PART I

1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

2.   Description of Properties . . . . . . . . . . . . . . . . . . . . .3

3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .3

4.   Submission of Matters to a Vote of Security Holders . . . . . . . .3


                                 PART II

5.   Market for Partnership's Securities and Related
     Security Holder Matters . . . . . . . . . . . . . . . . . . . . . .4

6.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . .5

7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .5

8.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure. . . . . . . .  . . . . . . . . . . . . . . ..5


                                PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
     with Section 16(a) of the Exchange Act. . . . . . . . . . . . . . .6

10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .9

11.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

12.  Certain Relationships and Related Transactions. . . . . . . . . . 11

13.  Exhibits, List, and Reports on Form 8-K . . . . . . . . . . . . . 11
                                 PART I


ITEM 1.   DESCRIPTION OF BUSINESS

 "Business" on pages 1 and 2 of the Partnership's annual report to Partners for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 2.   DESCRIPTION OF PROPERTIES

 "Properties" on pages 2 through 4 of the Partnership's annual report to Partners for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS

 "Legal Proceedings" on page 4 of the Partnership's annual report to Partners for the year ended December 31, 1998, is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters have been submitted to a vote of security holders during the fourth quarter ending December 31, 1998.

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


ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

 a) Market Information

 The Partnership has two classes of equity securities, General partnership Interests and Limited Partnership Interests ("Interests"). On February 2, 1987, the Partnership satisfied the initial escrow requirements and investors were admitted to the Partnership as limited partners except for New York investors who were admitted to the Partnership April 30, 1987, due to special escrow requirements for those investors. The offering of such Interests by the Partnership terminated on August 31, 1988, at which time 20,653.69 Interests had been sold to the public at a price of $250 per Interest. Of the Interests sold, 16,699.69 Interests were sold during 1987 and 3,954 were sold from January 1, 1988, to August 31, 1988. No additional Interests have been sold. Management is not aware of any public trading market, however,there has been an emergence of activity through partnership matching services.

 b) Security Holders

                   NUMBER OF RECORD HOLDERS      NUMBER OF INTERESTS
TITLE OF CLASS    (AS OF FEBRUARY 28, 1999)     (AS OF FEBRUARY 28, 1999)

Limited Partnership
Interests                      655                      20,653.69

 c) Dividends or Similar Distributions

 The amount of cash distributions to Limited Partners will depend upon attaining and thereafter maintaining operating income and expenses of the Partnership at levels permitting distributions. Distributions of cash, if any, will be made from: (i) Cash Available for Distribution; (ii)cash from property sales, and (iii) cash from Partnership reserve accounts.

 "Cash Available for Distribution" is defined in the Partnership Agreement to include Net Cash Flow less amounts set aside for Reserves plus the amount of any General Partner Loan for such period. "Net Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. The Partnership will make distributions of Cash Available for Distribution within 30 days after the end of each calendar quarter commencing at the end of the first full calendar quarter following that in which the Escrow Break occurs. Cash Available for Distribution will be distributed 100% to the Limited Partners until the earlier of (i) the first anniversary of the date of the Prospectus or (ii) termination of this offering. Thereafter, Cash Available for Distribution will be distributed 95% to the Limited Partners and 5% to the General Partners, provided that the payment to the General Partners will be reduced and paid to Limited Partners unless and until the cumulative cash distributions to the Limited Partners equal at least 8.5% of their Capital Investment on an annualized basis (the
 "Subordination Rate"). The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 1998, though the amount of Cash Available for future Distributions will depend in part on the performance of the Partnership's investments, and there can be no assurance as to the amount, if any, that may be distributed. The partnership continued cash distributions in 1998 with an aggregate of $201,374 to its Limited Partners. Distributions for 1998 were at a rate that equaled 3.9% on their capital investment.

 After repayment of any General Partner Loan, Sale Proceeds will be distributed as follows: (i) to the Limited Partners, an amount equal to 100% of their Capital Investment; (ii) then 100% to the Limited Partners until they have received an amount equal to 10% per annum simple interest cumulative on Capital Investment, less prior distributions of Cash Available for Distribution; (iii) then an amount to the General Partners equal to 12% of the Sale Proceeds remaining after return to all Partners of an amount equal to 100% of their Capital Investment, but not more than an amount equal to 15% of Sales Proceeds remaining after return to the Partners of their Capital Investment and an amount to the Limited Partners (including prior distributions of Net Interest on Partnership Subscriptions and Cash Available for Distribution) equal to 6% simple interest per annum, cumulative, commencing at the end of the calendar quarter in which each Limited Partner's Original Capital Contribution is made; and (iv) all remaining proceeds to the Limited Partners. The Partnership will continue in existence until December 31, 2006, unless terminated earlier by disposition of all of its assets or certain other events. The Partnership will commence liquidating its properties as soon as feasiblely possible, depending upon, among other factors, whether the Partner-ship's investment objectives are met including, potential capital appreciation, cash flow, and federal income tax consequences to its Limited Partners.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 5 of the Partnership's annual report to Partners for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

 The financial statements included on pages 6 through 17 of the Partnership's annual report to Partners for the year ended December 31, 1998 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There were no disagreements with Wolf and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During 1998, the Partnership changed its independent certified public accounting firm from Ernst & Young, LLP to Wolf and Company. See the Partnership's Form 8-K, dated August 26, 1998, which Form 8-K is incorporated herein by reference.

                                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 (a-b) Directors and Executive Officers

 The Partnership has no directors or officers. The General Partners of the Partnership are Mr. John Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr. Vishnevsky is the sole stock-holder; and EC Corp., a Wisconsin corporation of which Mr. Stephen P. Kotecki is the sole stockholder. Both John Vishnevsky and NDII have been general partners of the Partnership since its inception. EC Corp. became a general partner on June 20, 1991. The address of each of the General Partners is 1155 Quail Court, Pewaukee, Wisconsin, 53072-3703. The telephone number of John Vishnevsky and NDII is (414) 691-3122. The phone number for EC Corp. is (414) 695-1400.

 The General Partners manage and control the affairs of the Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of NDII and EC Corp. are as follows:

                                                       Term Held
       Name               Office                       Office (since)

NDII:
  John Vishnevsky       President, Director              09/30/74
  Stephen P. Kotecki    Vice President, Secretary,       04/12/91
                        Treasurer and Director

EC Corp.:
  Stephen P. Kotecki     President, Treasurer, Director   10/30/92
  Thomas Rielly          Vice President, Secretary, Director      12/17/92

 Officers of the corporations are elected annually by their respective Boards of Directors. There is no arrangement or understanding between or among any of said directors or officers and any other person pursuant to which such individual was selected as a director or officer.

 (c) Identification of Certain Significant Persons

 The General Partners, in conjunction with their affiliates, believe that they have sufficient personnel to fully discharge their responsibilities to the Partnership. The Partnership employs various individuals to oversee the Partnership affairs and report to the General Partners, but the Partnership relies directly on the General Partners for the management and control of the Partnership's affairs.See Subsection (d), for a description of the business experience of officers, directors, and personnel of the General Partners and affiliates.

 There are three other organizations which are or were affiliated with the individual or corporate General Partners whose services are utilized by the
Partnership: National Realty Management, Inc. ("NRMI"), which provides property and partnership management, real estate acquisition, and real estate brokerage through delegation of duties agreements with NDII; National Selected Securities Corp. (formerly NDII Securities Corp.), which acted as the managing dealer for the offering of Interests in the Partnership; and The John Vishnevsky Company ("JVCO"), which has provided consulting services in the areas of real estate investments, joint ventures, financing, systems, accounting, and internal controls.

                  RELATIONSHIP OF GENERAL PARTNERS
                        AND THEIR AFFILIATES

The following diagram shows the relationship of the Partnership to various prior or current affiliates:



     NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II





      (1)

EC CORP Corporater    JOHN VISHNEVSKY 100%       NATIONAL DEVELOPMENT AND
Corporate General    Individual General Partner   INVESTMENT, INC.
                                                 Corporate General Partner





         100%                   100%        (2)        100%

JOHN VISHNEVSKY         NATIONAL SELECTED              NRMI
    COMPANY              SECURITIES CORP.
Financial and Real                               Partnership and Property
Estate Consulting and    Security Sales          Management Acquisition &
Services                                         Brokerage






(1)  The outstanding stock of EC Corp. is held by Mr. Stephen P. Kotecki(100%).

(2) Until February 6, 1998, the outstanding stock of NRMI was held by Mr. Edward Carow (51%), Ms. Anastasia Vishnevsky, Mr. John Vishnevsky's daughter, (25%), and Mr.Jeffrey Wussow (24%). Since February 6, 1998, the outstanding stock is owned 100% by John Vishnevsky.

     (d) Business Experience

 The experience of the officers and directors of the corporate General Partners and of Mr. Vishnevsky includes the following:

 John Vishnevsky (age 75), President and Director of NDII, and as of February 6, 1998, 100% owner of NRMI, is a graduate of Marquette University. For over 40 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, or corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as a real estate broker and a securities principal.
He has lectured frequently and taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, Principles, and Don't Feed the Crocodiles.

 Stephen P. Kotecki (age 48), Vice President and Director of NDII and President, Treasurer, and Director of EC Corp., is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal
Employees' District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing Evaluation Specialist. As a college instructor, Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

 Thomas P. Rielly (age 51), Vice President, Secretary, and Director of EC Corp., is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 24 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 12 years.

 Other personnel of Affiliates of the General Partners who were significantly involved in the Partnership's affairs include the following:

 Julie Benoit (age 41), is the Director of Finance for NRMI. Beginning August 25, 1998, she is responsible for the development of property management policy and administration of management activities. She also supervises NRMI accounting services. In her 14 years of service at NRMI, Ms. Benoit has functioned as Accounting Manager for NRMI and other affiliated corporations. She has also served as administrator of NSSC, an affiliated securities corporation, and has participated in the syndication of real estate and property liquidations. Prior to joining NRMI, Ms. Benoit worked for six years as an accounting supervisor for the various mortgage subsidiaries of Mortgage Guarantee Insurance Company of Milwaukee. She was also an internal auditor for Time Insurance Company. She has completed four years at the University of Wisconsin
- Milwaukee, majoring in accounting.

 David A. Hoeller (age 42), National Director of Operations of NRMI until August 13, 1998, at which time he left the company. Previously, Mr. Hoeller was Chief Financial Officerof a diversified financial services corporation which specialized in commercial and consumer installment lending and servicing, and mortgage banking. Mr. Hoeller was also manager of its independent automobile installment servicing division which serviced in excess of 15,000 loans with debtors located across the country. Mr. Hoeller has a total of over 18 years of financial and operational experience in the financial services industry. Mr. Hoeller was also with Security Bank SSB, a $3 billion financial institution. His business and management experience and responsibilities have included the areas of operations, financial management, financial reporting, treasury, taxes, and cost analysis. His banking experience has included lead development of prospectus materials, including establishment of a bank holding company structure and conversion of a mutual bank to stock ownership. He has also been involved in real estate sales, partnership syndication, ownership, and management through various banking subsidiaries. He was also associated with the accounting firm of Ernst & Young. He is active in local civic organizations, including as Trustee of the Boys and Girls Club. Mr.Hoeller is a certified public accountant and holds undergraduate degrees in accounting and finance and an MBA degree from the University of Wisconsin-Milwaukee.

Edward Carow (age 39), President of NRMI until February 6, 1998, at which time he left the company. Mr. Carow, has over 20 years experience and an extensive background in property management, acquisitions, partnership management, loan workouts, refinancing, and property sales. Mr. Carow is a licensed real estate broker and also holds the CPM (Certified Property Manager) designation. Mr. Carow attended the University of Wisconsin for business, the Waukesha County Technical College for real estate, and he continues to attend trade conferences and lectures. He has taught courses in property management and real estate investments for Milwaukee Area Technical College. He is a member of the Executive Council of the Institute of Real Estate Management and was the 1992 president. Some of his other commitments include the International Affairs Committee of the Institute of Real Estate Management, the Publishing Committee of the Institute of Real Estate Management, and the Advisory Board at the Waukesha County Technical College.

 Anastasia Vishnevsky (age 33), served as Secretary and Media Director of NRMI until February 6, 1998, at which time she left the company. Ms. Vishnevsky, supervised marketing, public relations, and advertising for NRMI-managed properties. Ms. Vishnevsky also produced corporate training and operations manuals, newsletters, and training seminars. She attended Elmhurst College for English, and Marquette University for Broadcast Communications.

 Joan Jenstead (age 64), Director of Property Operations, has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified Property Manager and a licensed Wisconsin real estate broker. Ms. Jenstead attended the University of North Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the National Institute of Real Estate Management, (IREM). In 1988, she served as President of the local chapter of the Institute of Real Estate Management. She has served as a member of the national faculty of IREM, a faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin Technical College Trustee Association. In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher Education. She served as a director on the National Board of the Association of Community College Trustees since 1992.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

 To the best of management's knowledge, there are no violations of this requirement.

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

   Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 95% to the Limited Partners and 5% to the General Partners. For such 5% interest, the General Partners contributed $1,000 to the Partnership. For the fiscal period ended December 31, 1998, this interest resulted in net taxable income to the Individual General Partner of approximately $5,976. There were no cash distributions to the Individual General Partner during 1998, as outlined in the Prospectus.

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

    The Partnership is engaged in various transactions with affiliates of the General Partners, as described in the Prospectus.

    Property management fees are payable currently to the General partners or affiliates of the General partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed.

    The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the General Partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include certain management, accounting and other expenses. National Realty Management, Inc. provides property management, accounting, and administrative services that are charged to the Partnership. National Development and Investment, Inc. provides partnership administrative services that are charged to the Partnership.

    The contracts between the Partnership and affiliates, including the February 28, 1992, purchase of the Amberwood Apartments (as described in the Business section of the Partnership's annual report to investors), provide that the compensation, price, or fee must be comparable and competitive with the compensation, price, or fee which would be charged by an unaffiliated person whose services could reasonably be made available to the Partnership. The General Partners believe compensation to affiliates for services to the Partnership was on terms no less favorable to the Partnership than would have been available through arm's-length negotiations for similar services from unrelated parties.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Partnership.


                          Name of         Amount and Nature of   Percent of
Title of Class        Beneficial Owner    Beneficial Ownership   Class


General Partnership   John Vishnevsky          1 Interest         100%
Interests             1155 Quail Court     Individual Ownership
                      Pewaukee, WI 53072


  (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership who beneficially own in aggregate the following Interests of the Partnership as of February 28, 1999.

                     Name of              Amount and Nature of    Percent of
   Title of Class    Beneficial Owner    Beneficial Ownership     Class


Limited Partnership  John Vishnevsky         8.69 Interests       0.04%
      Interests                         Sole Investment Power


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 1998. On February 28, 1992, the Partnership purchased twelve units of Amberwood Apartments from National Real Estate Limited Partnership-VI ("NRELP-VI"). The General Partners of the Partnership were the same General Partners of NRELP-VI and therefore the Partnerships were "affiliates" (as described in the Prospectus). A detailed description of the purchase may be found in the Business section of the annual report to Partners for the year ended December 31, 1998 incorporated herein by reference.

 There were no other transactions with management other than the Partnership's transactions with the General Partners and affiliates as described in this report at Items 9, 10, 11 and 12.


ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K


(A)  Exhibits

     See attached exhibit list which is incorporated by reference.


(B)  Reports on Form 8-K for the Quarter ended December 31, 1998

     There were no reports on Form 8-K filed during the fourth quarter ending December 31, 1998.

     On all, you need to identify the exhibit number of the prior filing where the exhibit is located.

(C)  Exhibits

 3(a) Limited Partnership Agreement. Incorporated by reference from Prospectus previously filed with Registration Statement 33-6337 on Form S-11 effective August 18, 1986.
 3(b)     Certificate of Limited Partnership. Incorporated by reference from
          Exhibit 3B of the Registration Statement 33-6337 on Form S-11 effective August 18, 1986.
 4        Subscription Agreement Evidencing Ownership of a Partnership Interest.
          Incorporated by reference from Prospectus previously filed with Registration Statement 33-6337 on Form S-11 effective August 18, 1986.
 10(a)    Consulting Fee Agreement between the Partnership and NDII dated
          August 18, 1986.
          Incorporated by reference from the 1986 10-K filed March 30, 1987.
 10(b) Acquisition Agreement between the Partnership and NDII dated August 18, 1986.
          Incorporated by reference from the 1986 10-K filed March 30, 1987.
 10(c)    Organization Expense Agreement between the Partnership and NDII dated August 18, 1986.
          Incorporated by reference from the 1986 10-K filed March 30, 1987.
 10(d)    Contracts for Acquisition of Assets
     (1)  With respect to Cave Creek Mini-Warehouse, Phoenix, Arizona (Phase I):
          Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated March 1, 1987.
     (2)  With respect to Cave Creek Mini-Warehouses, Phoenix, Arizona
          (Phase II):
          Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated April 30, 1987.
     (3)  With respect to Amberwood Apartments, Holland, Michigan (36 units):
          Incorporated
          by reference from Exhibit 2-1 to current reports on Form 8-K dated June 17, 1988, and August 8, 1988.
     (4)  With respect to Amberwood Apartments, Holland, Michigan (8 units):
          Incorporated by reference from Exhibit 2-1 to current reports on Form 8-K dated September 16,1988.
     (5)  With respect to Amberwood Apartments, Holland, Michigan (12 units):
          Incorporated
          by reference from Exhibit 2-1 to current report on Form 8-K dated February 28, 1992.
 10(e) Escrow Agreement dated August 18, 1986. Incorporated by reference from Exhibit 10 to Registration Statement 33-6337 effective August
          18, 1986.
 10(f) Management Consulting Delegation of Duties Agreement between the General Partners and NRMI dated May 28, 1991. Incorporated by reference from the 1991 10-K filed March 27, 1992.
 10(g) Co-General Partner Agreement dated June 20, 1991, incorporated by reference from Exhibit 5-1 to periodic reports on Form 8-K dated
          July 26, 1991.
 *10 (h) Property Management Agreement between the Partnership and NRMI dated November 1, 1995. Incorporated by reference herein.
 *10 (i)  Sublease Agreement between the Partnership and NRMI dated February
          1, 1998. Incorporated by reference herein.
 *13 National Real Estate Limited Partnership Income Properties-II 1998 annual report to Partners is included as an exhibit hereto for those portions of such annual report specifically incorporated by reference elsewhere herein.
 16 Incorporated by reference to Form 8-K, dated August 26, 1998, disclosing the change in Public Accountants. Does not need to be filed with the 10-KSB.
23  Consent of Independent Auditors
* 27 Financial Data Schedule

(D)  Financial Statement Schedule
      None

 * Filed with this report.
                               SIGNATURES


 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                              (Registrant)

Dated:  March 26, 1999       By:     /S/ John Vishnevsky
                                     John Vishnevsky
                                     President and Chief Operating and
                                     Executive Officer
                                     National Development and Investment, Inc.
                                     Corporate General Partner

Dated:  March 26, 1999              By: /S/ John Vishnevsky
                                        John Vishnevsky
                                     Chief Financial and Accounting Officer
                                     National Development and Investment, Inc.
                                     Corporate General Partner


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

  /S/ John Vishnevsky              President and Director     March 26, 1999
      John Vishnevsky              National Development and       (dated)
                                   Investment, Inc.



  /S/ Stephen P. Kotecki           Vice President, Secretary,  March 26, 1999
      Stephen P. Kotecki           Treasurer and Director         (dated)
               National Development and
                                   Investment, Inc.



  /S/ Stephen P. Kotecki           President, Treasurer and   March 26, 1999
      Stephen P. Kotecki           Director                      (dated)
                                   EC Corp.



  /S/ Thomas Rielly                Vice President, Secretary   March 26, 1999
      Thomas Rielly                and Director                   (dated)
                                   EC Corp.

* The indicated positions are held in the Corporate General Partners of the Registrant.



J:\WPDOCS\REPORTS\10K-NIP2.jwg
                               SIGNATURES


 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                              (Registrant)

Dated:       3/26/99                 By:
                                     John Vishnevsky
                                     President and Chief Operating and
                                     Executive Officer
                                     National Development and Investment, Inc.
                                     Corporate General Partner

Dated:       3/26/99                 By:
                                     John Vishnevsky
                                     Chief Financial and Accounting Officer
                                     National Development and Investment, Inc.
                                     Corporate General Partner


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:



                         President and Director    3/26/99
 John Vishnevsky         National Development and  (dated)
                         Investment, Inc.




                         Vice President, Secretary,     3/26/99
 Stephen P. Kotecki      Treasurer and Director        (dated)
                         National Development and
                         Investment, Inc.



                          President, Treasurer and  3/26/99
 Stephen P. Kotecki       Director                  (dated)
                          EC Corp.



                          Vice President, Secretary     3/26/99
 Thomas Rielly            and Director            (dated)
                          EC Corp.


* The indicated positions are held in the Corporate General Partners of the Registrant.



                             EXHIBIT 10 (H)

                      PROPERTY MANAGEMENT AGREEMENT



     AGREEMENT MADE, this 1st day of November, 1995 (the "Effective Date") by and between National Real Estate Limited Partnership Income Properties-II, a Wisconsin limited partnership ("Owner") and National Realty Management, Inc., a Wisconsin corporation ("NRMI").

     I. APPOINTMENT AND ACCEPTANCE. Owner hereby appoints NRMI, and NRMI hereby accepts appointment, on the terms and conditions hereinafter stated, as the exclusive managing agent of the developments known as: Cave Creek Lock-It Lockers Mini-Warehouse and Amberwood Apartments; consisting of 37,793 net rentable sq. ft. and 56 dwelling units.
     II. TERM OF AGREEMENT. In the absence of termination under Article VI below, this Agreement shall remain in effect for a five-year period from the Effective Date and thereafter for additional one-year periods.

     III. RESPONSIBILITIES OF NRMI. NRMI shall have the following authority and shall provide the following services, and the Owner agrees to pay and assume all expenses in connection therewith:

      A. MANAGEMENT STANDARDS. NRMI agrees to furnish the services of its organization and to use its skill and judgment in managing the Project(s).

      B. EMPLOYEES. NRMI shall hire, discharge, and supervise all employees required for the operation and maintenance of the Project(s), and for performance of all other duties required of it hereunder.

      C. ADVERTISING. NRMI shall advertise the Project(s) in a manner which it deems to be appropriate and to display signs thereon. NRMI shall not use Owner's name in any advertising or promotional material without Owner's prior approval. Advertising and promotional material shall be prepared in full compliance with federal, state and municipal fair housing laws, ordinances, regulations and orders.

      D. LEASING. NRMI shall seek prospective tenants and maintain a current list thereof,and shall in the name of and as Owner's agent, sign, renew, extend, modify, terminate and/or cancel leases for the Project(s) or any part thereof without prior approval of Owner. Any residential lease executed for the Owner by NRMI shall not exceed a period of one (l) year, subject to any renewal rights, and shall be on forms provided by NRMI subject to any modification deemed appropriate.

      E. SECURITY DEPOSITS. NRMI shall supervise the collection of tenant security deposits, hold in an account in Owner's name, and refund the same, or such portion thereof as may be appropriate, at the expiration of leases.
    F. COLLECTION OF RENTS AND OTHER INCOME. NRMI shall exercise reasonable efforts to collect when due all rents, fees, and receipts (collectively, the "Rents") due from tenants and from users, licensees, concessionaires, franchisees and/or lessees of commercial facilities in the Project(s). The Owner hereby authorizes and directs NRMI to request, demand, and receive all Rents which may at any time be or become due to the Owner. All such Rents shall be deposited in an account in the name of the Owner at a bank selected by NRMI with NRMI officers or designees being authorized signatories for withdrawals and shall be hereafter called the "Operating Account." NRMI may institute suit on behalf and in the name of or as Agent for Owner for collection of Rents and/or eviction of tenants or other parties in default and when expedient, may on behalf and in the name of or as Agent for Owner settle, compromise, and release such actions or suits, or reinstate such tenancies.

      G. MAINTENANCE. NRMI shall make or cause to be made and supervise repairs and alterations on Owner's behalf, in accordance with appropriate standards of appearance, including, but not limited to,interior and exterior cleaning, painting, decorating, plumbing, carpentry, and such other normal maintenance and repair work as may be necessary, or appropriate, subject to any written limitations from Owner. NRMI agrees to secure the prior approval from the OWNER on all expenditures in excess of $2,500 for any one item, except monthly or recurring operating charges and/or emergency repairs, if in the opinion of NRMI such repairs are necessary to protect the Project(s) from damage or to maintain services to the tenants as called for in their leases. NRMI will promptly attempt to notify Owner of any such emergency expenditures.


      H. COMPETITIVE BIDS. Upon Owner's written directive, any maintenance item exceeding $2,500, (other than recurring operating charges and/or emergency repairs), shall be awarded on the basis of competitive bidding, solicited in the following manner:

          1.   A minimum of three (3) written quotations will be obtained.

          2. Each quotation will be solicited in a form so that uniformity will exist in the quotations.

          3. NRMI will provide Owner with all quotations accompanied by NRMI'S recommendations. If NRMI advises acceptance of other than the lowest bidder, NRMI shall furnish reasons in support of its recommendations.

          4.   Owner shall be free to accept or reject any and all quotations.

      I. SERVICE CONTRACTS. NRMI shall negotiate contracts for electricity, gas, fuel water, telephone, window cleaning, rubbish hauling, laundry facilities, cable television, maintenance and other services or such of them as NRMI shall deem advisable. All such contracts shall be in the name of the Owner and prior to awarding any such contract with a term in excess of one year, NRMI will obtain authorization from Owner.

      J. REAL ESTATE TAXES. Upon Owner's directive, NRMI will obtain and verify bills for real estate and personal property taxes, improvement assessments and other like charges which are or may become liens against the Project(s) and recommend payment or appeal. Tax expenses shall be paid from the Operating Account to the extent of funds available.

      K.  PROPERTY INSURANCE.
          1. NRMI will obtain recommendations for insurance coverage against damage or injury to the Project(s) or persons which might arise out of the occupancy, management, operation, or maintenance of the Project(s). Recommendations will be solicited from qualified commercial agencies and may include fire, extended coverage, boiler and machinery, flood, hazard, wind, hail, tornado, hurricane, and rent loss insurance with a minimum limit of $1,000,000 in liability coverage. Unless Owner shall otherwise direct in writing, NRMI will place such insurance as it determines appropriate for the first year of this Agreementand pay the premiums out of the Operating Account when due.
       2. Any new or existing liability coverage shall include NRMI as an "additional insured." The cost to include NRMI as an additional insured shall be considered an expense of the Owner.

       3. Owner will furnish to NRMI certificates evidencing the existence of public liability and hazard insurance with a minimum limit of $1,000,000. The certificate shall have attached thereto an endorsement that NRMI will be given at least ten (10) days prior written notice of cancellation of or any material change in policy. Unless Owner shall provide such certificate, NRMI may, but shall not be obligated to, place said insurance for periods after the first year of this Agreement, and pay the premiums out of the Operating Account. The hazard insurance shall contain a waiver of Owner's rights of subrogation against NRMI. Any insurance purchased by NRMI shall contain this same waiver of subrogation.
          4. In the event of a major insurance claim, if requested, NRMI will make recommendations to Owner as to how to process the claim. If Owner wishes to have NRMI represent the Owner in the settlement of any major insurance claim, (i.e., over $5,000) a separate contract may be negotiated to itemize authority, limits, duties, and additional compensation for such services by NRMI.
     L. FIDELITY INSURANCE. NRMI shall obtain a fidelity bond with a minimum limit of $25,000 for all employees who are responsible for the handling of money. The certificate shall have attached thereto an endorsement that Owner will be given at least ten (10) days prior written notice of cancellation of or any material change in policy.
     M.  COLLECTION AND DISBURSEMENT OF REVENUE.

         1. From the funds collected and deposited by NRMI in the Operatin Account, NRMI shall make the following disbursements at the time NRMI deems appropriate:

           (a) Upon written notice from Owner to do so, payments required to be made monthly by the Owner to any mortgagees or land contract vendors, including, (without limitation), the amounts due for principal, interest, mortgage insurance premiums, ground rents, taxes and assessments, maintenance reserves, and fire and other hazards insurance premiums.
           (b) All sums otherwise due and payable by the Owner as expenses of the Project(s) authorized to be incurred by NRMI under the terms of this agreement, including compensation payable to NRMI.

          2. NRMI shall not be obligated to make any advance to or for the account of the Owner or the Project(s) or to pay any sum except out of funds held or provided as aforesaid, nor shall NRMI be obligated to incur any liability or obligation in its own name for the account of the Owner or the Project(s). NRMI shall only contract for services or supplies as Owner's agent with the contracting party agreeing to look only to the Owner for payment. In the event that the balance in the Operating Account is at anytime insufficient to pay obligations then due, Owner agrees immediately to remit sufficient funds to cover the deficiency. If, however, NRMI should elect to advance any funds on behalf of the Owner or Project(s), such advances shall accrue interest at the rate provided in Paragraph V.

          3. All obligations or expenses incurred by NRMI hereunder shall be for the account, on behalf, and at the expense of the Owner. Such obligations and expenses shall include, but not be limited to, attorneys' fees, cleaning, and maintenance personnel, handymen, outside contractors, on-site manager, on-site rental agents and other on-site personnel, advertising expenses, telephone, mail, copying and on-site office supplies, and other expenses incurred in the operation or management of the Project(s).

     IV. RECORDS AND REPORTS TO OWNER. NRMI shall maintain adequate and separate books and records for the Project(s), the entries for which shall be supported by sufficient documentation to ascertain that said entries are proper and accurate. Such books and records shall be maintained by NRMI at NRMI's principal place of business.

          1. Monthly Reports. NRMI shall furnish to Owner no later than 20 days after the end of each month the following reports:

           a.  Rent Roll
           b.  Ledger/Trial Balance
           c.  Balance Sheet
           d.  Statement of Operations

          2. Records. To support the financial reports, NRMI shall maintain at NRMI's place of business copies of the following:

           a.  All bank statements, bank deposit slips and canceled checks.
           b.  Bank reconciliations.
           c.  Cash receipts records.
           d.  Summaries of adjusting journal entries.
           e. Supporting documentation for payroll, payroll taxes, and employee benefits.

          3. Financial Statements. All financial statements and reports will be prepared on a cash basis except for monthly accruals for real estate taxes, property insurance, replacement reserves, and similar items.

           The information set forth in the reports furnished by NRMI to the Owner are unaudited and cannot necessarily be used for State and Federal Income Tax reporting purposes, and Owner should consult with its own accountant or tax advisor with respect to proper tax reporting.

          4. Examination By Owner. All records, books and accounts shall be subject to examination at reasonable hours by any authorized representative of the Owner. Owner also reserves the right to perform any and all additional audit tests relating to NRMI's activities, either at the Project(s), or at the office of NRMI, provided such audit tests are related to those activities performed by NRMI for Owner. Any and all such audits will be at the sole expense of Owner.

          5. Owner Advance Funds. Owner shall advance operating funds in the amount of $2,500 to NRMI to open the Operating Account upon commencement of this Property Management Agreement.

     V. COMPENSATION FOR MANAGERIAL SERVICES. For the services rendered hereunder, NRMI shall be entitled to a monthly management fee, (the "Fee"), equal to six percent (6%) of gross receipts from Lock-It Lockers Mini-Warehouse and five percent (5%) of gross receipts from Amberwood Apartments. Gross receipts from the Project(s) shall include revenue from all sources, but excluding revenue from the sale of capital items or refinancing. Such compensation is due on the 5th of each month. NRMI shall also be reimbursed for all sums permitted or required to be advanced by it to or for the benefit of the Project(s). Interest will be charged on all property management fees not paid on the due date. Interest shall accrue at the rate of 1% over prime. Prime shall mean the minimum rate of interest in effect at Firstar Bank (f/k/a First Wisconsin National Bank of Milwaukee) for its most responsible commercial borrowers for 90-day loans and shall be determined and adjusted at the last day of each month.

     VI.  TERMINATION.
      A. TERMINATION BY 60 DAYS NOTICE. Either the Owner or NRMI may elect to terminate this Agreement at the close of business on the last calendar day of any month by giving written notice of termination to the other party not less than sixty (60) days prior thereto provided, however, if this Agreement is terminated by Owner during the first five (5) years after the Effective Date of the Agreement for any reason whatsoever, except (1) a breach of NRMI's obligations hereunder that has not been cured within 30 days after written notice from Owner or (2) a sale of the Project(s) or the termination, liquidation, or dissolution of the Owner as specified at Paragraph VI.
(B) below. NRMI shall be entitled to the compensation for managerial services as defined above in Paragraph V, for each month remaining in the five year period (the "Monthly Termination Fee"), in addition to any other compensation due to NRMI hereunder. The Monthly Termination Fee shall be an amount equal to the gross receipts of the Project(s) for the last full twelve calendar months prior to the termination of NRMI as managing agent divided by twelve. The total of the Monthly Termination Fee shall be paid in one lump sum no later than 30 days following NRMI's termination. If this agreement is terminated by Owner for any breach of NRMI's obligations hereunder which is not cured within 30 days following written notice thereof from Owner, NRMI shall receive no compensation other than as provided in Paragraph V.

      B. SALE OF PROPERTY OR DISSOLUTION OF OWNER. The Owner shall notify NRMI at least sixty (60) days before an anticipated transfer of title of the Project(s) or any portion thereof or before the effective date of the termination, liquidation or dissolution of the Owner. This agreement shall terminate on the effective date of such transfer of title or liquidation, termination or dissolution of the Owner. At the request of Owner prior to such sale, termination, liquidation or dissolution, NRMI shall prepare and make available to Owner such data concerning the Project(s) including tenant lists, rent schedules, security deposits and cost data as are reasonably requested under the circumstances.

      C. RETURN OF RECORDS. On termination of this Agreement, a copy of all records in the possession of NRMI pertaining to the operation of the Project(s) together with all supplies or other items of property owned by the Owner, and in NRMI'S possession, shall be forthwith delivered to the Owner at Owner's expense, provided Owner shall have paid all fees due NRMI; and thereafter neither party shall have any further rights or obligations under this Agreement, except for claims relating to personal injury of tenants or invitees or activities or transactions by NRMI on behalf of Owner taking place prior to such termination (for which Owner shall remain responsible in accordance with the terms of this Agreement).

     VII. COOPERATION WITH OWNER'S ACCOUNTANT. NRMI shall cooperate with the Owner's accountant and shall, from time to time, upon request, provide such accountant with such information as is or may be reasonably required to prepare certified annual financial reports for and at the expense of the Owner.

     VIII. OFFICE AT THE PROJECT(S). NRMI, at its option, may maintain a management office within the Project(s) and the Owner shall not be entitled to a rental charge for the same.

     IX. NOTICES. All notices and periodic statements required under this Agreement shall be in writing and shall be given to the Owner or NRMI at the address set forth below or at such other address as they individually may specify thereafter in writing:

      OWNER:   NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
               Properties-II
               9800 West Bluemound Road
               Wauwatosa, Wisconsin  53226

      NRMI:    NATIONAL REALTY MANAGEMENT, INC.
               9800 West Bluemound Road
               Wauwatosa, Wisconsin  53226


     X. COVENANTS OF OWNER. In connection with NRMI's duties hereunder and all of its activities in and around the Project(s), Owner promises and agrees to:
      A. Indemnify, defend and save NRMI harmless from all loss, liability, costs, expenses, claims, demands, and/or causes of action (whether valid or invalid) arising directly or indirectly in connection with the Project(s), including but not limited to those based upon claim for damage to property, injuries to or the death of any tenant, employee or other person whomsoever;

      B. Pay all expenses incurred by NRMI, including, without limitation, attorney's fees for counsel employed to represent NRMI or Owner, or both, in connection with any claims by or against tenants or involving any constitutional provision, statute, ordinance, law or regulation of any governmental body pertaining to fair employment, Federal Fair Credit Reporting Act, environmental protection, or fair housing, including, without limitation, those prohibiting or making illegal discrimination on the basis of race, creed, color, religion, or national origin in the sale, rental or other disposition of housing or any services rendered in connection therewith (unless NRMI is finally adjudicated to have deliberately violated the law or to have acted in a personal as opposed to representative capacity at the time of such violation).

     XI.  MISCELLANEOUS.
      A. Owner acknowledges that NRMI does not assume and is given no responsibility for compliance of any building on the Project(s) or any equipment therein with the requirements of any statute, ordinance, law or regulation of any governmental body or of any public authority or official thereof having jurisdiction, except to notify Owner promptly or forward to Owner promptly any written complaints, warnings, notices or summonses received by it relating to such matters. The Owner represents that to the best of its knowledge the Project(s) and such equipment comply with all such requirements and authorizes NRMI to disclose the ownership of the Project(s) to any such officials and agrees to indemnify and hold harmless NRMI its representatives, servants and employees, of and from all loss, cost, expense and liability whatsoever which may be imposed on them or any of them by reason of any present or future violation of such laws, ordinances, statutes or regulations.

      B. COOPERATION. Should any claims, suits or other legal proceedings be made or instituted by any person against Owner or title holder of the Property which arise out of any of the matters relating to this Agreement, NRMI shall give to Owner all pertinent information and reasonable assistance in the defense or other disposition thereof.

     XII. SEVERABILITY. The rights and obligations specified herein are intended to be construed as separate and independent from any other prior, contemporaneous or subsequent agreements among the Parties hereto.
If any of the provisions of this Agreement are judicially held to be invalid, the remainder of this Agreement shall not be affected.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement the date and year first above written.


OWNER: NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II 9800 West Bluemound Road
          Wauwatosa, Wisconsin  53226



   By:    National Development and Investment, Inc
          Corporate General Partner


   By:    /S/ John Vishnevsky
          John Vishnevsky, President


Attest:  /S/ Stephen P. Kotecki
         Stephen P. Kotecki, Secretary



   By:    EC Corp.,
          Corporate General Partner


   By:    /S/ Stephen Kotecki
          Stephen Kotecki, President


Attest: /S/ Thomas Rielly
        Thomas Rielly, Secretary


   By:    /S/ John Vishnevsky
          John Vishnevsky,
          Individual General Partner



MANAGER:  NATIONAL REALTY MANAGEMENT, INC.
          9800 West Bluemound Road
          Wauwatosa, Wisconsin  53226




   By:    /S/ Edward G. Carow
          Edward G. Carow, President


Attest: /S/ Anastasia Vishnevsky
        Anastasia Vishnevsky, Secretary
        POWER OF ATTORNEY



     KNOW BY ALL MEN BY THESE PRESENTS, National Real Estate Limited Partnership Income Properties-II and National Development and Investment, Inc. has(ve) made,constituted, and appointed, and, by these presents do(es) hereby make, constitute, and appoint National Realty Management, Inc., 9800 West Bluemound Road, Milwaukee, Wisconsin 53226, a true and lawful attorney for it (them) in its (their) name, place, and stead to execute and to file any Tax Returns due on and after November 1, 1995, under the provisions of the Social Security Act, now in force or future amendments thereto.

     Dated at Wauwatosa, Wisconsin this 1st day of November, 1995.

                                     NATIONAL REAL ESTATE LIMITED
                                     PARTNERSHIP INCOME PROPERTIES-II


                                     By: X /S/ John Vishnevsky
                                           John Vishnevsky, President
Executed in presence of:                   of National Development and
                                           Investment, Inc.

                                          Corporate General Partner

X  /S/
     (Witness)




X  /S/
     (Witness)                          Attest: X /S/ Stephen p. Kotecki
                                               Stephen Kotecki, Secretary








                                       By: X /S/John Vishnevsky
                                       John Vishnevsky, Individual General
                                        Partner





                                        By: X /S/Stephen P. Kotecki
                                        Stephen P. Kotecki, President of EC
                                        Corp.,
                                        Corporate General Partner






                                       Attest: X /S/ Thomas Rielly
                                       Thomas Rielly, Secretary





 NATIONAL REAL ESTATE LIMITED
 PARTNERSHIP INCOME PROPERTIES-II

NATIONAL DEVELOPMENT AND
INVESTMENT, INC. , a Wisconsin corporation


By: X /S/ John Vishnevsky
John Vishnevsky, President
of National Development and Invesment,
Inc. Corporate General Partner



By: X /s/  John Vishnevsky
John Vishnevsky, President
Attest: X /S/ Stephen P. Kotecki
              Stephen P. Kotecki, Secretary





John Vishnevsky
EC CORP., a Wisconsin corporation


By: X /s/Stephen Kotecki, President


Stephen Kotecki, President



Attest: X /S/ Thomas Rielly

    Thomas Rielly, Secretary

                            Corporate General Partner


STATE OF WISCONSIN  )
                    ) ss.
MILWAUKEE COUNTY    )


     Personally came before me this 1st day of November, 1995, that above-named John Vishnevsky and Stephen P. Kotecki, to me known (or satisfactorily proven) to be the persons who executed the foregoing instrument as President and Secretary of National Development and Investment, Inc., a Wisconsin corporation and corporate general partner of National Real
 Estate Limited Partnership Income Properties-II, a Wisconsin limited partnership, and acknowledged to me that they executed the same as President and Secretary of National Development and Investment, Inc. for the purposes therein contained, being duly authorized to do so.


                    X
                    Notary Public in and for the State of Wisconsin Printed Name: Joyce A. Blazer
                    My Commission
                         (  ) is permanent; or
                         (x) expires:  7-5-96

 (Notarial Seal)




STATE OF WISCONSIN  )
                    ) ss.
MILWAUKEE COUNTY    )


     Personally came before me this 1st day of November, 1995, that the above-named John Vishnevsky to me known (or satisfactorily proven) to be the person who executed the foregoing instrument as individual general partner of
 National Real Estate Limited Partnership Income Properties-II, a Wisconsin limited partnership and acknowledged to me that he executed the same as such individual general partner of said partnership for the purposes therein contained, being duly authorized to do so.


                    X
                    Notary Public in and for the State of Wisconsin Printed Name: Joyce A. Blazer
                    My Commission
                         (  ) is permanent; or
                         (x) expires:  7-5-96

 (Notarial Seal)


STATE OF WISCONSIN  )
                    ) ss.
MILWAUKEE COUNTY    )


     Personally came before me this 1st day of November, 1995, that above-named Stephen Kotecki and Thomas Rielly, to me known (or satisfactorily proven) to be the persons who executed the foregoing instrument as President and Secretary of EC Corp., a Wisconsin corporation and corporate general partner of National Real Estate Limited Partnership Income Properties-II, a Wisconsin limited partnership, and acknowledged to me that they executed the same as President and Secretary of EC Corp. for the purposes therein contained, being duly authorized to do so.


                    X
                    Notary Public in and for the State of Wisconsin Printed Name: Joyce A. Blazer
                    My Commission
                         (  ) is permanent; or
                         (x) expires:  7-5-96

 (Notarial Seal)



















J:\WPDOCS\REPORTS\10K-NIP2.jwg
                             EXHIBIT 10 (I)

                                SUBLEASE


1. PARTIES. This Sublease, effective as of February 1st, 1998, is made by and between National Realty Management, Inc. (herein called "Sublessor") and National Real Estate Limited Partnership Income Properties-II a Wisconsin limited partnership (herein called "Sublessee" or "Partnership").

2. PREMISES. Sublessor hereby subleases to Sublessee and Sublessee hereby subleases from Sublessor for the term, at the rental, and upon all the conditions set forth herein, that certain real property situated in the County of Waukesha, State of Wisconsin commonly knows as 1155 Quail Court, Pewaukee, WI 53072 and consisting of an undivided 7.981% interest therein.

Said real property, including the land and all improvement thereon, is hereinafter called the "Premises".

3.   TERM.
     3.1 TERM. The term of this Sublease shall be for four (4) years and seven
(7) months commencing as of February 1, 1998 and ending on August 31, 2002 unless sooner terminated pursuant to any provision hereof.

4. RENT. Sublessee shall pay to Sublessor as rent for the Premises, equal monthly payments of $580.19, in advance, on the 1st day of each month of the term hereof. Rent for any month during the term of this Sublease shall be the unconditional obligation of the Partnership. Rent shall be payable in lawful money of the United States to Sublessor at the address stated herein or to such other persons or at such other places as Sublessor may designate in writing.

5.   USE.
     5.1. USE. The Premises shall be used and occupied only for office space.

     5.2. COMPLIANCE WITH LAW.
      (a) Sublessor warrants to Sublessee that the Premises, in its existing state, but without regard to the use which Sublessee will use the Premises, does not violate any applicable building code regulation or ordinance at the time that this Sublease is executed.

      (b) Sublessee shall, at Sublessee's expense, comply promptly with all applicable statutes, ordinances, rules, regulations, orders, restrictions of record, and requirements in effect during the term or any part of the term hereof regulating this use by Sublessee of the Premises.

     5.3. CONDITION OF PREMISES. Except as provided in paragraph 5.2(a) Sublessee hereby accepts the Premises in their condition existing as of the date of the execution hereof, subject to all applicable zoning, municipal, county and state laws, ordinances, and regulations governing and regulating the use of the Premises, and accepts this sublease subject thereto and to all matters disclosed thereby and by any exhibits attached hereto.

6.   MASTER LEASE.
     6.1. Sublessor is the lessee of the Premises by virtue of a lease, hereinafter referred to as the "Master Lease," a copy of which is attached hereto marked Exhibit 1, dated August 8, 1997 wherein National Realty Office Building LLC is the lessor, hereinafter referred to as the Master Lease.

     6.2. This Sublease is and shall be at all times subject and subordinate to the Master Lease.

     6.3. The terms, conditions and respective obligations of Sublessor and Sublessee to each other under this Sublease shall be the terms and conditions of the Master Lease except for those provisions of the Master Lease which are directly contradicted by this Sublease in which event the terms of this Sublease document shall control over the Master Lease. Therefore, for the purposes of this Sublease, wherever in the Master Lease the word "Lessor" is used it shall be deemed to mean the Sublessor herein and wherever in the Master Lease the word "Lessee" is used it shall be deemed to mean the Sublessee herein.

     6.4. During the term of this Sublease and for all periods subsequent for obligations whichhave arisen prior to the termination of this Sublease, Sublessee does hereby expressly assume and agree to perform and comply with, for the benefit of Sublessor and Lessor, each and every obligation of Sublessor under the Master Lease except that Sublessee's monetary obligations are limited to 7.981% of the total monetary obligations set forth in the Master Lease.

     6.5. The obligations that Sublessee has assumed under paragraph 6.4 hereof are hereinafter referred to as the "Sublessee's Assumed Obligations". The obligations that Sublessee has not assumed under paragraph 6.4 hereof are hereinafter referred to as the "Sublessor's Remaining Obligations".

     6.6. Sublessee shall hold Sublessor free and harmless of and from all liability, judgments, costs, damages, claims or demands including reasonable attorneys fees, arising out of Sublessee's failure to comply with or perform Sublessee's Assumed Obligations.

     6.7. Sublessor agrees to maintain the Master Lease during the entire term of this Sublease, subject, however, to any earlier termination of the Master Lease without the fault of the Sublessor, and to comply with or perform
 Sublessor's Remaining Obligations and to hold Sublessee free and harmless of and from all liability, judgments, costs, damages, claims or demands arising out of Sublessor's failure to comply with or perform Sublessor's Remaining Obligations.

7.   CONSENT OF MASTER LESSOR.

     7.1. In the event that the Master Lease requires that Sublessor obtain the consent of Master Lessor to any subletting by Sublessor then, this Sublease shall not be effective unless, within ten (10) days of the date hereof, Master Lessor signs this Sublease thereby giving its consent to this Subletting.

     7.2. In the event that Master Lessor does give such consent then:
     (a) Such consent will not release Sublessor of its obligations or alter the primary liability of Sublessor to pay the rent and perform and comply with all of the obligations of Sublessor to be performed under the Master Lease.

      (b) The acceptance of rent by Master Lessor from Sublessee or any one else liable under the Master Lease shall not be deemed a waiver by Master Lessor of any provisions of the Master Lease.

      (c) The consent to this Sublease shall not constitute a consent to any subsequent subletting or assignment.

      (d) In the event of any default of Sublessor under the Master Lease, Master Lessor may proceed directly against Sublessor, any guarantors or any one else liable under the Master Lease or this Sublease without first exhausting Master Lessor's remedies against any other person or entity liable thereon to Master Lessor.

      (e) Master Lessor may consent to subsequent sublettings and assignments of the Master Lease or this Sublease or any amendments or modifications thereto without notifying Sublessor or any one else liable under the Master Lease and without obtaining their consent and such action shall not relieve such persons from liability.

      (f) In the event that Sublessor shall default in its obligations under the Master Lease, then Master Lessor, at its option and without being obligated to do so, may require Sublessee to attorn to Master Lessor in which event Master Lessor shall undertake the obligations of Sublessor under this Sublease from the time of the exercise of said option to termination of this Sublease but Master Lessor shall not be liable for any prepaid rents nor any security deposit paid by Sublessee, nor shall Master Lessor be liable for any other defaults of the Sublessor under the Sublease.

     7.4. The signature of the Master Lessor at the end of this document shall constitute its consent to the terms of this Sublease.

Executed at                          National Realty Management,
on   April 30,1998                   Inc., Sublessor
address 1155 Quail Court
        Pewaukee, WI 53072            By: X /S/ John Vishnevsky
                                         John Vishnevsky, President

Executed at                          National Real Estate Limited
on   April 30, 1998                  Partnership Income
address 1155 Quail Court             Properties II, a Wisconsin
        Pewaukee, WI 53072           limited partnership,
                                     Sublessee

                                     By: National Development and
                                     Investment, Inc.,
                                     its general partner

                                     By: X/S/ John Vishnevsky
                                        John Vishnevsky, President

Executed at                          By: X /S/ William J. Finn
on                                    William J. Finn, Owner of
address  5451 N. Kent                 1155 Quail Court, Master Lessor.
         Whitefish Bay, WI  53217



J:\WPDOCS\REPORTS\10K-NIP2.jwg
                               EXHIBIT 13

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II


BUSINESS

 The Registrant, National Real Estate Limited Partnership Income Properties-II (the "Partnership"),is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated May 28, 1986. As of December 31, 1998, the Partnership consisted of an Individual General Partner, two Corporate General Partners and 655 Limited Partners owning 20,653.69 limited partnership interests (the "Interests") acquired at a public offering price of $250 per Interest ($5,163,423 net). On February 2, 1987, the Partnership satisfied its escrow requirements and admitted Limited Partners to the Partnership except for New York investors who were admitted as of April 30, 1987, due to special escrow requirements for those investors. The Interests were sold commencing August 18, 1986, and ending August 31, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-6337) as amended. The Individual General Partner is John Vishnevsky and the Corporate General partners are National Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC Corp., a Wisconsin corporation.
All management decisions are the responsibility of the General Partners.

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

 During 1998, the Partnership employed one full-time and six part-time on-site personnel in the following capacities: two managers, 2.5 rental agents, and
2.5 cleaning and maintenance people. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 16 employees provided various accounting and management services to this and other partnerships. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements with the Partnership.

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

 The Partnership is working to resolve the Year 2000 problem. Currently, management has developed an action plan whereby all critical functions are evaluated for compliance. This includes contacting service providers and performing testing to obtain assurance that critical functions will be compliant.

 Management does not expect the cost of the Year 2000 compliance procedures to be material to the Partnership. In addition, management believes that it is unlikely that a Year 2000 problem would have a material effect on the operations of the Partnership.

 Management is working on a contingency plan should an unforeseen Year 2000 problem occur. This would include a back-up procedure to ensure that all critical functions continue even during a Year 2000 crisis. Management believes it to be unlikely that a contingency plan will need to be utilized.

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

 CAVE CREEK

 Cave Creek Lock-It Lockers Mini-Warehouse (the "Complex") is located on approximately 1.7 acres at 1201 East Cinnabar Avenue, Phoenix, Arizona. The 747 unit Complex consists of three individual one-story and two individual two-story buildings of which construction was completed in July 1985. When the Partnership purchased Phase II on March 1, 1987, it acquired single-story and two-story buildings located on approximately one acre of land. The Partnership acquired Phase III on April 30, 1987, and it consisted of part of a two-story building. A fee simple title has been acquired for both Phase II and III. In addition to the five warehouse buildings, there is an on-site office/apartment located at the north end of one of the buildings. Security in the Complex is provided by a resident manager and a fenced perimeter with double-gate access to the property. The Partnership has an interest in the remaining portion of the Complex for access and use of the business office facilities. National Real Estate Limited Partnership Income Properties, another partnership of which the General Partners are general partners, owns the other portion.

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

 The apartment mix and asking rents of Amberwood as of December 1998 are as follows:

                                         SQUARE           ASKING
 DESCRIPTION OF UNIT     NUMBER OF UNITS  FEET     RENT PER MONTH

 2 Bdrm/1 Bath                    14        915          $630
 2 Bdrm/1 Bath                    14        923          $640
 2 Bdrm/2 Bath                    14        1,080        $695
 3 Bdrm/2 Bath                    14        1,231        $750

 Amberwood is in Park Township on the north side of the City of Holland, Michigan. The shores of Lake Michigan and Lake Macatawa are only minutes away. The Project is fiveminutes from the north side retail area and ten minutes from the Holland business district.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Information contained in this Annual Report on Form 10-KSB contains - looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as -looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things,
(i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report.

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

 During 1998, the Partnership made cash distributions to its limited partners totaling $201,374.
Distributions from 1998 were at a rate that equaled 3.9% on investors' capital investment. The Partnership's ability to maintain and/or increase distributions during 1999 is dependent upon the results of operations;
therefore, no assurance as to the distribution amount, if any, can be made.
The Partnership is planning to expend from operating cash flow about $17,000 in roofing and asphalt work at Cave Creek Lock-It Lockers.

 RESULTS OF OPERATIONS

 During 1998, the Partnership operated two investment properties: Cave Creek Lock-It-Lockers and Amberwood Apartments.

 At Cave Creek Lock-It Lockers asking rents remained the same as 1997 and as of December 31, 1998 ranged from $13 to $145, based on unit size.
Average annual occupancy was 93% and 95% in 1998 and 1997 respectively. Marketing efforts are directed primarily through the use of Yellow Pages advertising, which is the main source of traffic. Management uses resident referral coupons for all current tenants, offering a discount if they send us new clients. The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. The General Partners believe marketing efforts and excellent customer service will continue to help occupancy remain strong.

 At Amberwood, average occupancy during the fourth quarter of 1998 was 98% as compared to 95% for the same period in 1997. Year to date occupancy for 1998 was 97% as compared to 91% for the same period in 1997.

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

 Partnership net income increased $102,791, or 387%, from $26,532 in 1997 to $129,323 in 1998. The increase in net income was due to an increase in operating revenues of $50,000, a decrease in operating expenses of $49,159, and an increase in interest income of $3,632.

 Operating revenues increased $50,000, or 6.8%, from $740,050 in 1997 to $790,050 in 1998. The increase in operating revenues was primarily due to reduced vacancies at the Amberwood apartments, where average vacancies dropped from 9% in 1997 to 3% in 1998. Operating revenues also improved due to a positive settlement in favor of the partnership related to the Cave Creek Lock-It Lockers.

 Operating expenses decreased $49,159 or 6.7%, from $737,284 in 1997 to $688,125 in 1998. The decrease was due to a reduction in general operating, administrative, maintenance, and advertising expenses. The reduction of these expenses was mainly due to market demand and the condition of units that became available. In 1998, the units that turned over required fewer repairs and upgrades than the prior year. In addition, fewer advertising dollars were necessary to maintain the higher occupancy numbers.

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







                     Report of Independent Auditors



The Partners
NATIONAL REAL ESTATE LIMITED PARTNERSHIP
  INCOME PROPERTIES-II

We have audited the accompanying balance sheet of National Real Estate Limited Partnership Income Properties-II (the Partnership) as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership as of December 31, 1997, were audited by other auditors whose report dated January 20, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                         WOLF AND COMPANY-MILWAUKEE, S.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS


Milwaukee, Wisconsin
February 4, 1999


                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                              BALANCE SHEET
                            DECEMBER 31, 1998

                     ASSETS

Cash and cash equilents                                  $ 560,835
Escrow deposits and other assets                            20,793
Investments properties, st cost:
  Land                                                     516,590
  Building and Improvements                              4,154,507
                                                        -----------
                                                         4,671,097
  Accumilated Depreciation                              (1,536,009)
                                                       ------------
                                                         3,135,088
Debt issue costs,net of accumilated amortization of $5,725  26,855
                                                         ----------
                                                        $3,743,571
                                                        ===========

               LIABILITES and PARTNERS' capital
 LIABILITIES:
   Tenant security deposit                              $   26,960
   Accrued real estate tax                                  28,298
   Accrued expenses and other liabilities                      281
   Deferred rent                                            19,666
   Mortgage note payable                                   539,334
                                                        -----------
                                                           614,539

  Partner's capital:
   General Partners                                         43,802
   Limited Partners (authorized-40,000 interest; outstanding
   ---20,653.69 interests)                               3,085,230
                                                        -----------
                                                         3,129,032
                                                         ---------
                                                        $3,743,571
                                                       ============

The accompanying notes are an intergral part of these financial statements.

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                        STATEMENTS OF OPERATIONS


                                              Year ended December 31
                                                 1998       1997
                                              ----------------------
Operating revenues:
  Rentals                                    $ 736,219     $ 706,739
  Other                                         53,831        33.311
                                              ----------    ---------
                                               790,050       740,050

Operating expenses:
  Operating                                    201,813       212,635
  Administrative                               120,410       144,535
  Building maintenance                          57,722        89.686
  Depreciation                                 133,747       134,821
  Amortization                                   3,284         2,778
  Interst                                       45,818        44,558
  Property taxes                               111,879        82,598
  Advertising                                   13,452        25,673
                                               --------      --------
                                               688,125       737,284
                                               --------      ---------
Income from operations                         101,925         2,766

Other income:
  Interest income                               27,398        23,766
                                              ---------      ---------
Net income                                    $129,323       $26,532
                                              =========      =========

Net income attributable to General Partners(5%) $6,466       $ 1,327
Net income attributable to Limited             122,857        25,205
Partners(95%)                                 ---------      --------
                                              $129,323       $26,532
                                              ========       ========

Net income per Limited Partnership Interest  $    5.95       $   1.22
                                             ==========      =========

The accompanying notes are an intergral part of these financial statements.


                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                     STATEMENTS OF PARTNERS' CAPITAL


                                         GENERAL    LIMITED
                                         PARTNERS   PARTNERS     TOTAL
                                         ________________________________

Balances at January 1, 1997           $ 36,009     $3,324,425   $3,360,434
 Distributions to Limited Partners        -         ( 185,883)    (185,883)
 Net income for the year                 1,327         25,205       26,532
                                       ------------------------------------
Balances at December 31, 1997           37,336      3,163,747    3,201,083
 Distributions to Limited Partners         -         (201,374)    (201,374)
 Net income for the year                 6,466        122,857      129,323
                                        -----------------------------------
Balances at December 31, 1998          $43,802     $ 3,085,230  $ 3,129,032
                                       ====================================

The accompanying notes are an intergral part of these financial statements.

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                        STATEMENTS OF CASH FLOWS

                                        Year ended December 31
                                        1998            1997
                                        _______________________
Operating activities
Net income for the year                $  129,323     $   26,532
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation                             133,747        134,821
 Amortization of debt issue costs           3,284          2,778
 Changes in operating assets and liabilities:
  Other assets                            (20,651)         5,458
  Tenant security deposits                  2,040          2,540
  Accrued real estate taxes                25,965         (1,652)
  Accrued expenses and other liabilities     (255)          (607)
  Deferred rent                             7,327          1,377
                                          ---------       ----------
Net cash provided by operating activities  280,780        168,493


Investing activity
Additions to investment properties          (2661)            -


Financing activities
Payment of debt issue costs                   -           (32,580)
Proceeds from mortgage note                   -           550,000
Payments on mortgae note                    (6,883)      (451,804)
Distributions to Limited Partners         (201,374)      (185,883)
                                         -----------     ----------
Net cash used in financing activities     (208,257)      (120,267)
                                         ===========     ==========

Increase in cash and cash equivalents        69,862        48,226
Cash and cash equivalents at beginning
of year                                     490,973       442,747
                                           ---------     ---------
Cash and cash equivalents at end of year  $ 560,835     $ 490,973
                                          ==========    ==========

The accompanying notes are an intergral part of these financial statements.


                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                      NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 1998

1.  ORGANIZATION AND BASIS OF ACCOUNTING

ORGANIZATION

National Real Estate Limited Partnership Income Properties-II (the Partnership) was organized as a limited partnership under the laws of the State of Wisconsin pursuant to a Certificate and an Agreement of Limited Partnership (the Agreement) dated May 28, 1986, for the purpose of investing primarily in commercial and residential real property and began operations in February, 1987. The Partnership is to be dissolved on or before December 31, 2006.

The partnership consists of three General Partners, National Development and Investment, Inc., John Vishnevsky, and EC Corp., and 655 Limited Partners at December 31, 1998. Mr. Vishnevsky is the president and sole stockholder of National Development and Investment, Inc.

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


                               1998                   1997
                           _____________________________________
                            GAAP      Tax         GAAP     Tax
                            Basic     Basic       Basic    Basic
                           _____________________________________
                                       (In Thousands)
Total assets               $ 3,744  $ 3,691     $ 3,787   $ 4,390

Partners' capital:
 General Partners               44       41          37        35
 Limited Partners            3,085    3,682       3,164     3,769

Net income:
 General Partners                6        6           1         1
 Limited Partners              123      114          25        16
 __________________________________________________________________________



                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  FOR THE YEAR ENDED DECEMBER 31, 1998


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

The Partnership evaluates the investment property periodically for indication of impairment,including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If investment property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. Management is not aware of any indicator that would result in any significant impairment loss.

DEFERRED FINANCING COSTS
Deferred financing costs are amortized using the straight-line method over the term of the agreement and are included as a component of interest expense on the financial statements.

FEES TO AFFILIATES

Property management fees are payable currently to the General Partners or affiliates of the General Partners. Fees for property management and rental services are being charged toe expense over the period property management services are being performed.

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  FOR THE YEAR ENDED DECEMBER 31, 1998


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOCATIONS AND DISTRIBUTIONS

Pursuant to the Agreement , net income and loss from operations (exclusive of those from the sale or disposition of Partnership properties) are to be allocated 95% to the Limited Partners and 5% to the General Partners. Any gains from the sale or disposition of Partnership properties are to be allocated first to the Limited Partners to eliminate any deficit in their net capital accounts; then to the General Partners to eliminate any deficit in their net capital accounts; then to the Limited Partners in an amount equal to their initial capital investment plus any amount remaining to be paid under their cumulative preference; then to the General Partners in an amount equal to the proceeds of such sale distributed to them; and all remaining amounts are to be allocated to the Limited Partners provided that at least 1% of the gain from sale or disposition is to be allocated to the General Partners. Losses from the sale or other disposition of Partnership properties are to be allocated 88% to the Limited Partners and 12% to the General Partners.

Cash available for distribution, as defined in the Agreement, is distributed 95% to the Limited Partners and 5% to the General Partners, except that the General Partners'right to participate in such distributions is subordinated to cumulative payments to the Limited Partners of at least 8.5% of their capital investment on an annualized basis.

After the repayment of any General Partner's loans and subject to the right to reinvest such proceeds until three years after termination of the Partnership's initial offering of interests, proceeds of sale or disposition of Partnership properties are to be distributed as follows: (i) 100% to all partners until they have received an amount equal to their capital investment (first to the Limited Partners and then to the General Partners); (ii) then 100% to the Limited Partners until they have received an amount equal to their cumulative preference of 10% simple interest per annum; (iii) then an amount to the General Partners equal to 12% of such proceeds remaining after return to all Partners of an amount equal to 100% of their capital investment, but not more than an amount equal to 15% of such proceeds remaining after return to all partners of their capital investment and an amount to the Limited Partners (including prior distributions of cash available for distribution) equal to 6% simple interest per annum, cumulative; and (iv) all remaining amounts to the Limited Partners.
                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  FOR THE YEAR ENDED DECEMBER 31, 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER LIMITED PARTNERSHIP INTEREST

Net income per Limited Partnership interest is based on net income as allocated to the Limited Partners divided by the weighted average number of interests outstanding during the year.

3.  INVESTMENT PROPERTIES

Investment properties consist of the following at December 31, 1998:


                                                    Costs Capitalized
                      Initial Cost to Partnership  Subsequent to Acquistion
                      ______________________________________________________
                                    Buildings and               Buildings and
 Description              Land       Improvements       Land    Improvements
 ___________________________________________________________________________
                                        (In THousands)
Cave Creek Mini-Warehouses
 Phoenix, Arizona        $ 405        $1,308           $  -      $     14
Amberwood Apartments
 Holland, Michigan          87         2,192               25         640
                         ---------------------------------------------------
                         $ 492       $ 3,500           $   25    $    654
                         ===================================================


                         Gross Amount at Which Carried
                         _____________________________
                                     Building and                 Accumulated
Description              Land        Improvements        Land     Depreciation
______________________________________________________________________________
                                (In Thousands)
Cave Creek Mini-Warehouses
 Phoenix, Arizona        $ 405       $1,322             $1,727     $  519
 Amberwood Apartments
  Holland, Michigan      $ 112       $2,832             $2,944     $ 1,017
                         ----------------------------------------------------
                         $ 517      $ 4,154            $ 4,671     $ 1,536
                         ===================================================





                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  FOR THE YEAR ENDED DECEMBER 31, 1998

3.  INVESTMENT PROPERTIES (CONTINUED)
                                Date of Construction  Date Acquired

Cave Creek Mini-Warehouses
 Phoenix, Arizona                    1985             In phases in 1987
 Amberwood Apartments
  Holland, Michigan                  1988             In phases in 1988
                                                         and 1992


The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes was $1,588,527 at December 31, 1998.

A reconciliation of the cost and accumulated depreciation of the investment properties follows:

                                    Year ended December 31
                                    ______________________
                                    1998            1997
                                    ______________________
                                        (In Thousands)

  Cost:
   Balance at beginning of year      $ 4,669      $ 4,669
   Additions to investments properties     2          -
                                      -------------------
   Balance at end of year           $  4,671      $ 4,669
                                      ===================
  Accumulated depreciation:
   Balance at beginning of year      $ 1,402      $ 1,267
   Provision for the year                134          135
                                      -------------------
   Balance at end of year            $ 1,536      $ 1,402
                                      ===================

4.  MORTGAGE NOTE PAYABLE

During 1997, the mortgage note payable was refinanced. The new loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002 (8.4% at December 31, 1998). Monthly payments of principal and interest are paid based on a twenty five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. The mortgage loan payable is collateralized by the Amberwood Apartments with a carrying value of $1,815,050 at December 31, 1998. Interest paid was $45,818 and $44,587 in 1998 and 1997, respectively.

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  FOR THE YEAR ENDED DECEMBER 31, 1998

4.  MORTGAGE NOTE PAYABLE (CONTINUED)

Annual maturities of notes payable are as follows:
          1999                           $7,009
          2000                            7,497
          2001                            8,294
          2002                            9,029
          2003                            9,828
       Thereafter                       498,121


5.  INCOME TAXES

The Partnership pays no income taxes. Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners.

Differences between the net income reported herein and the net income reported for federal income tax purposes arise primarily from timing differences related to depreciation. The following is a reconciliation of the net income herein and the net income reported for federal income tax purposes for the year ended December 31:
                                      1998           1997
                                _____________________________
Net income as reported in the financial
statements                       $ 129,323        $  26,532
Add(deduct):
 Depreciation                       (9,799)          (9,194)
 Other                                  -               -
                                -----------------------------
Net income reported for federal income
tax purposes                    $  119,524        $  17,338
                                =============================




6.  TRANSACTIONS WITH AFFILIATED PARTIES

The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the General Partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include certain management, accounting and other expenses. The Partnership has executed contracts providing for the following fees payable to such entities:

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES-II

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  FOR THE YEAR ENDED DECEMBER 31, 1998

6.  TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

NATIONAL REALTY MANAGEMENT, INC.

National Realty Management, Inc. (NRMI) was paid property management fees ($41,055--1998 and $40,345--1997). Monthly fees represent 6% of gross receipts from the Cave Creek Mini-Warehouses and 5% of gross receipts from the Amberwood Apartments.

The Partnership also paid $43,570 and $61,964 in 1998 and 1997, respectively, for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

NATIONAL DEVELOPMENT AND INVESTMENT, INC.

The Partnership paid National Development and Investment, Inc. (NDII) for the reimbursement of expenses totaling $61,154 and $61,499 in 1998 and 1997, respectively, for administrative expenses incurred on behalf of the Partnership.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP-VI

In 1992, the Partnership purchased 12 units of Amberwood Apartments from National Real Estate Limited Partnership-VI (NRELP-VI), an affiliated partnership. The Partnership is contingently liable to pay NRELP-VI proceeds from a future sale of Amberwood Apartments as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Apartments NRELP-VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the affiliated Partnership earns a cumulative return of 20% on its investment. After that, NRELP-VI will receive 60% of the net sales price above $57,500 per unit.

7.  FAIR VALUES OF FINANCIAL INSTRUMENTS

CASH, CASH EQUIVALENTS AND DEBT

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to its short term nature. The fair value of the variable rate mortgage note payable approximates its carrying value.

                                                               Exhibit 23


                     CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of National Real Estate Limited Partnership Income Properties-II of our report dated February 4, 1999, included in the 1998 Annual Report to Partners of National Real Estate Limited Partnership - Income Properties II.





                                                       /S/ WOLF & COMPANY


Milwaukee, Wisconsin
March 26, 1999





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








The Partnership Form 10-KSB for 1998, which is filed with the Securities and Exchange Commission, will be furnished at no charge to partners upon written request directed to: National Development and Investment, Inc., Attn:
Partnership Management, 1155 Quail Court, Pewaukee, Wisconsin 53072-3703.






J:\WPDOCS\REPORTS\10K-NIP2.jwg