Form 10QSB
period 1999-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1999-08-12
CIK 795306

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB
(Mark One)

(  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1999

(     )   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from _______________to ________________
          Commission File Number: 01-16874


         National Real Estate Limited Partnership Income Properties II

       (Exact name of small business issuer as specified in its charter)

           Wisconsin                                  39-1553195
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                       Identification Number)

1155 Quail Court, Pewaukee, Wisconsin                 53702-3703
(Address of principal executive offices)

                             (414) 695-1400
            (Issuer's telephone number, including area code)

- - - - - - - - - - - - - - - - - N/A- - - - - - - - - - - - - - - - - - - -
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No


      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II


                                  INDEX


                                                                     PAGE

 PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements. . . . . . . . . . . . . . . . . . . .2

          Balance Sheet (unaudited) - June 30, 1999
               and December 31, 1998 . . . . . . . . . . . . . . . . . .2

          Statement of Operations (unaudited) - Three and Six months ended June 30, 1999, and 1998 . . . . . . . . . . . . . .3

          Statement of Cash Flows (unaudited) -
               Six months ended June 30,1999, and 1998 . . . . . . . . .4

          Statement of Changes in Partners' Equity (unaudited) -
               Six months ended June 30, 1999, and 1998. . . . . . . . .5

          Notes to Financial Statements (unaudited). . . . . . . . . .6-7

     Item 2. Management's Discussion and Analysis or Plan of Operation8-9


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 10

     Item 2. Changes in Securities and Use of Proceeds . . . . . . . . 10

     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . 10

     Item 4. Submission of Matters to a Vote of Security Holders . . . 10

     Item 5. Other information . . . . . . . . . . . . . . . . . . . . 10

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 10


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

               NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                     (A Wisconsin Limited Partnership)
                       BALANCE SHEET
                        (Unaudited)

                                       June 30, 1999      December 31,
                                                              1998

ASSETS

CURRENT ASSETS

Cash and Cash Equivalent                          $577,560    $573,699

Other Assets                                           277       7,929

OTHER ASSETS

Investment properties, at cost

Land                                               516,590     516,590

Buildings and improvements                       4,154,507   4,154,507
                                                 __________  _________



                                                 4,671,097   4,671,097



Less accumulated depreciation                    1,603,400   1,536,009
                                                 __________  _________



                                                $3,067,697  $3,135,088
                                                __________  __________



INTANGIBLE ASSETS:
                                                ==========   =========

Debt issue costs, net of accumulated                25,218      26,855
amortization of $4,902 as of June 30,
1998 and $2,441 as of December 31, 1997
                                                    _______   _________


                                                  =========   =========

                                                $3,670,752  $3,743,571
                                                 ==========  =========


                                                ===========   ========

LIABILITIES AND PARTNERS' CAPITAL



LIABILITIES:

Accrued expenses and other liabilities             $44,381     $28,579

Tenant security deposits                            25,555      26,960

Mortgage notes payable                             535,737     539,334

Rent received in advance                            16,657      19,666
                                                  _________    ________



                                                   622,330     614,539



PARTNERS' CAPITAL (DEFICIENCY):

General Partners                                   $44,935     $43,802

Limited Partners                                 3,003,487   3,085,230
(authorized
                                                 __________  _________



                                                 3,048,422   3,129,032
                                                 __________  __________



SEE NOTES TO FINANCIAL STATEMENTS.              $3,670,752  $3,743,571


        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                        (A WISCONSIN LIMITED PARTNERSHIP)
                           STATEMENT OF OPERATIONS
                              (UNAUDITED)




                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                     June 30,              June 30,


                                   1999      1998      1999       1998

OPERATING INCOME:

                                $179,110  $195,625  $362,179   $386,557



OPERATING EXPENSES

Operating                       113,072    87,444   193,393    168,451

Administration                   35,817    35,377    69,703     64,147

Depreciation and amortization    34,515    34,415    69,029     68,864

Interest                         11,768    11,691    22,973     23,012
                             _________________________________________



                                195,172   168,927   355,098    324,474
                             _________________________________________



INCOME (LOSS) FROM OPERATIONS  (16,062)    26,698     7,081     62,083
                             _________________________________________

OTHER INCOME (EXPENSES):

Interest income and other income   9,133     7,117    15,578     36,613
                                ________________________________________



NET INCOME (LOSS)              ($6,929)   $33,815   $22,659    $98,696
                             =========================================



Net Income (Loss)                ($346)    $1,691    $1,133     $4,935
attributable to
General Partners (5%)

Net Income (Loss)              ($6,583)   $32,124   $21,526    $93,761
attributable to
Limited Partners (95%)

Per Limited Partnership           $0.32     $1.56     $1.04      $4.54
Interest outstanding

SEE NOTES TO FINANCIAL STATEMENTS.


        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                        (A Wisconsin Limited Partnership)
                            Statement of Cash Flows
                                (Unaudited)





                                                     Six Months Ended
                                                         June 30,

                                                    1999          1998

OPERATING ACTIVITIES

Net income (loss) for the period                 $22,659       $98,696

Adjustments to reconcile net income
(loss) to net cash used in
operating activities:

Depreciation                                      67,392        67,212

Amortization                                       1,637         1,652
of debt issue costs



Changes in operating assets and liabilities:

Other assets                                       7,651         (368)

Rents received in advance                        (3,010)         2,836

Accrued expenses and other liabilities            15,802        17,109

Tenant security deposits                         (1,405)         2,037



NET CASH PROVIDED BY OPERATING ACTIVITIES        110,726       189,174



INVESTMENT ACTIVITY:

Additions to investment property                       0             0



FINANCING ACTIVITIES:

Distributions to partners                      (103,268)      (98,105)

Payments on mortgage payable                     (3,597)       (3,339)
                                          ____________________________



NET CASH PROVIDED BY FINANCING ACTIVITIES      (106,866)     (101,444)
                                          ____________________________



INCREASE (DECREASE) IN CASH                        3,861        87,730



CASH AND CASH EQUIVALENTS AT BEGINNING           573,699       490,973
OF PERIOD
                                          ____________________________



CASH AT END OF PERIOD                           $577,560      $578,703
                                          ============================



SEE NOTES TO FINANCIAL STATEMENTS.



      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                    (A WISCONSIN LIMITED PARTNERSHIP)
                STATEMENT OF CHANGES IN PARTNERS' EQUITY
                               (UNAUDITED)
                              JUNE 30, 1999

                                     Limited         General
                                     Partners        Partners     Total
 Six Months Ended June 30, 1999
 Partners' Equity, beginning of qtr  $3,085,230     $43,802    $3,129,032
 Distributions                         (103,268)      - -        (103,268)
 Net Income (Loss)                       21,525       1,133        22,658
                                      ----------    --------    ----------
 Partners' Equity, end of quarter    $ 3,003,487    $44,935    $3,048,422
                                      ==========    ========    ==========


 Six Months Ended June 30, 1998
 Partners' Equity, beginning of qtr. $3,089,574     $38,867    $3,128,441
 Distributions                         (98,105)        - -        (98,105)
 Net Income (Loss)                      93,761        4,935        98,696
                                      ---------      -------    ----------
 Partners' Equity, end of quarter     $3,085,230    $43,802     $3,129,032
                                      ==========    ========    ==========



      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                    (A WISCONSIN LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
                              JUNE 30, 1999

 1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1998. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended June 30, 1999 may not be indicative of the operating results for the entire year.

 2. National Real Estate Limited Partnership Income Properties-II (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $1,000 to the Partnership as General Partners.
The Limited Partnership Agreement authorizes the issuance of 40,000 Limited Partnership Interests (the "Interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988.
On August 18, 1988, the Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests. Pursuant to the Escrow Agreement with the First Wisconsin Trust Company, Milwaukee, Wisconsin, until the minimum number of Interests (4,850) and investors (100) were subscribed, payments were impounded in a special interest-bearing escrow account. On February 2, 1987, the Partnership received the required minimum capital contributions and $1,332,470, representing 5,329.88 Interests,was released to the Partnership.

3.   National Realty Management, Inc. (NRMI 1999.

4. The mortgage note payable is secured by the Amberwood Apartments. The loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. Maturities from 1999 to 2002 are: $7,009, $7,497, $8,294, $9,029, and $9,828 respectively.Maturities from 2004 and thereafter are $498,121.

5. In 1992, the Partnership purchased 12 units of Amberwood Condominiums from National Real Estate Limited Partnershipship is contingently liable to pay NRELPVI proceeds from a future sale of Amberwood Condominiums as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELPVI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. After that,
 NRELPVI will receive 60% of the net sales price above $57,500 per unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                    (A WISCONSIN LIMITED PARTNERSHIP)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999

The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers,containing 37,792 of 46,028 net rentable square feet, located in Phoenix,Arizona, and the Amberwood Apartments, a 56-unit apartment complex in Holland, Michigan.

National Real Estate Limited Partnership Income Properties ("NRELP-IP") owns the remaining portion of Cave Creek Lock-It Lockers. NRELP-IP is a Wisconsin limited partnership, affiliated with the General Partners.

Amberwood's average occupancy rate for the six months ended June 30, 1999, was 96%. Cave Creek Lock-It Lockers' occupancy during the same period was 89.49% based on net rentable square footage. During the comparable period in 1998 occupancy rates were 96.52% for Amberwood and 93.86% for Cave Creek Lock-It Lockers. The Competition Study and information gathered from the Arizona Mini-Storage Association show occupancy rates of 91% to 92% occupied for the Cave Creek Lock-It Lockers area. The market continues to soften in the Phoenix area due to the over-building of self storage facilities within 5-mile radius of the property.

Cave Creek rental rates currently range from $10.00 to $165.00 for the second
quarter of 1999.   Rental rates for Amberwood's three bedroom apartments
are $750, and $640-$699 for two bedrooms.

INCOME STATEMENT
Six Months Ended June 30, 1999 and 1998
Net income decreased $76,037 from $98,696 for six months ended June 1998, to $22,659 for six months ended June 1999.

The decrease in net income is due to a decrease of operating income of $24,378, increased operating expenses of $30,624, and a decrease in interest and other income of $21,035.

The decrease in operating income of $30,624 is due, in part, to increased vacancies of $8,700 at Cave Creek Lock-It Lockers during the first half of 1999 as compared to the first half of 1998. During these periods, occupancy decreased from 93.86% to 89.49%. Amberwood vacancies increased $4,600, and revenue from furnished apartments decreased $11,300 due to the fact that more residents are buying homes.

Operating expenses increased $24,942 primarily due to $22,760 for exterior painting and an increase of $3,500 in carpet purchases due to upgrades necessary to rent vacant apartments.

The significant decrease in other income was primarily attributable to a positive settlement of $23,500 in 1998 in favor of the partnership.

Three Months Ended June 30, 1999 and 1998 Net Income decreased $40,744 from $33,815 for three months ended June 1998 to a loss of ($6,929) for three months ended June 1999.

Operating income decreased $16,515 from $195,625 to $179,110. The decrease in operating income of $16,515 is due to an increase in vacancy losses of $5,061 at the Cave Creek Lock-it Lockers and $5,364 in vacancy losses at Amberwood. Furnished apartment income also decreased $5,968 at Amberwood.

Operating expenses increased $25,628 from $87,444 for the quarter ended June 30, 1998, to $113,072 for the quarter ended June 30, 1999. Operating expenses increased primarily due to $22,760 expended for exterior painting in 1999.

CASH FLOW
Six Months Ended June 30, 1999 and 1998

Cash increased $3,861 for the six months ended June 30, 1999, as compared to an increase of $87,730 for the six months ended June 30, 1998. The difference is due to a higher net income and lower distributions to investors for the six months ended June 30, 1998, as compared to the same period in 1999.

The cash balance on June 30, 1999, was $577,560, which is a ratio of 6.7:1 to current liabilities. As noted by this ratio, the partnership has a strong liquidity position.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
     On May 25, 1999, a limited partner who owns interests in four partnerships, the general partners of which are John Vishnevsky, National Development and Investment, Inc., and E.C. Corp. (The same general partners as in this partnership), filed a complaint in the Waukesha County Circuit Court of the State of Wisconsin on behalf of a putative class of all of the limited partners in the defendant partnerships. The complaint was filed against Mr. Vishnevsky, National Development and Investment, Inc., many partnerships for which those general partners serve as general partners, and various individuals and entities who are alleged to exercise control over the partnerships and/or perform services for the partnerships. The complaint asserts putative class claims and derivative claims under the Wisconsin Uniform Limited Partnership Act alleging, among other things, that the general partners wasted partnership assets and breached their fiduciary duties to the partnerships and their limited partners by charging excessive fees and expenses in managing the affairs of the partnerships.
In addition to money damages, the plaintiff is seeking to wind up the affairs of the partnerships and an accounting of the partnerships to be supervised by a receiver to be appointed by the court. The case has not been certified to proceed as a class action. Defendants have filed motions to dismiss plaintiff's claims; those matters have not been decided. This partnership, National Real Estate Limited Partnership Income Properties II, was not named in the complaint. The general partners representing the limited partnerships named in the complaint believe the allegations are without merit and are vigorously defending the lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 There were no reports on Form 8-K for the quarter ended June 30, 1999.

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




Date        /August 11, 1999            /S/ John Vishnevsky

                                            John Vishnevsky
                                    President and Chief Operating and
                                         Executive Officer
                                    National Development and Investment, Inc.
                                    Corporate General Partner


Date       /S/August 11, 1999          /S/  John Vishnevsky

                                         John Vishnevsky
                                      Chief Financial and Accounting Officer



Date     /S/August 11, 1999                Stephen P. Kotecki

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




Date        August 11, 1999              ________________________

                                                John Vishnevsky
                                    President and Chief Operating and
                                    Executive Officer
                                    National Development and Investment, Inc.
                                    Corporate General Partner



Date        August 11, 1999              ____________________________

                                           John Vishnevsky
                                      Chief Financial and Accounting Officer



Date        August 11, 1999              _____________________________

                                           Stephen P. Kotecki
                                            President
                                            EC Corp
                                            Corporate General Partner














J:\WPDOCS\REPORTS\10Q-NIP2-2nd qtr.dos