Form 10QSB
period 1999-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 1999-11-15
CIK 795306

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB
(Mark One)

(  X )     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

- - - - -- - - - - - - - - - - - N/A - - - - - - - - - - - - - - - - - - - -
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X   No


        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II


                                    INDEX

                                                             PAGE
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements. . . . . . . . . . . . . . . . . . . 2

  Balance Sheet (unaudited) - September 30, 1999
  and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . 2

  Statement of Operations (unaudited) - Three and Nine months ended September 30, 1999, and 1998. . . . . . . . . . . . . . . . 3

  Statement of Cash Flows (unaudited) -
  Nine months ended September 30,1999, and 1998 . . . . . . . . . . 4

  Statement of Changes in Partners' Equity (unaudited) -
  Nine months ended September 30, 1999, and 1998. . . . . . . . . . 5

  Notes to Financial Statements (unaudited).  . . . . . . . . . . . 6-7

  Item 2. Management's Discussion and Analysis or Plan of Operation .8-9


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .10

  Item 2. Changes in Securities and Use of Proceeds . . . . . . . . .10

  Item 3. Defaults Upon Senior Securities .. . . . .  . . . . . . . .10

  Item 4. Submission of Matters to a Vote of Security Holders . . . .10

  Item 5. Other information .  . . . . . . . . . . . . . . .  . . . .10

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . 10 11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                    (A Wisconsin Limited Partnership)
                               BALANCE SHEET
                                (Unaudited)

                                     September 30,   December 31,
ASSETS                                  1999            1998

CURRENT ASSETS

        Cash and Cash Equivalent     $561,032             $573,699

        Other Assets                    3,033                7,929

OTHER ASSETS

      Investment properties, at cost
         Land                         516,590              516,59
         Buildings and improvements 4,154,507            4,154,507
                                  -----------           ----------
                                   4,671,097            4,671,097



      Less accumulated depreciation 1,637,096            1,536,009
                                    ---------            ---------
                                    3,622,466            3,743,571
                                    =========            =========


INTANGIBLE ASSETS:


Debt issue costs, net of accumulated
amortization of $8,155 as of           24,399               26,855
September 30, 1999, and $5,699 as      ------               ------
of December 31, 1998.
                                     $3,622,466           $3,743,571




                               =============================================

LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:

   Accrued expenses and other liabilities    $5,928              $28,579
   Tenant security deposits                  27,455               26,960
   Mortgage notes payable                   534,066              539,334
   Rent received in advance                  19,844               19,666
                                            -------              -------

                                            587,293              614,539



PARTNERS' CAPITAL (DEFICIENCY):
    General Partners                        $46,854              $43,802
    Limited Partners                      2,988,319            3,085,230
       (authorized   40,000 interests;    ---------            ---------
       outstanding   20,653.69)           3,035,173            3,129,032
                                         __________            _________

SEE NOTES TO FINANCIAL STATEMENTS.       $3,622,466           $3,743,571
                                         ==========           ==========

          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                             STATEMENT OF OPERATIONS

                            THREE MONTH ENDED        NINE MONTHS ENDED
                                SEPTEMBER                 SEPTEMBER
                              1999       1998         1999        1998

OPERATING INCOME:
                           $188,964   $192,801     $551,143     $579,358



OPERATING EXPENSES
  Operating                  84,809     97,047      278,202      265,498
  Administration             27,388     26,200       97,091       90,347
  Deprec. and amortization   34,514     34,216      103,543      103,080
  Interest                   11,594     11,403       34,567       34,415
                             ------     ------      -------      -------

                            158,305    168,444      513,403      493,340
                            _______    _______      ________     ________



INCOME(LOSS)FROM OPERATIONS  30,659     23,935       37,740       86,018
                             ______     ______       ______       _______

OTHER INCOME (EXPENSES):
Interest income & other income 7,727     7,338       23,304        43,951
                               -----     -----       ------        ------

NET INCOME (LOSS)            $38,386   $31,273      $61,044       $129,969
                             =======   =======      =======       ========


Net Income(Loss)attributable  $1,919    $1,564       $3,052         $6,498
to General Partners (5%)

Net Income(Loss)attributable $36,467   $29,709      $57,992       $123,471
to Limited Partners (95%)

Limited Partnership            $1.77     $1.44        $2.81          $5.98
Interest outstanding-20,653.69======    ======        =====          =====

SEE NOTES TO FINANCIAL STATEMENTS.

        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                        (A Wisconsin Limited Partnership)
                            Statement of Cash Flows
                                 (Unaudited)


                                                 Nine months Ended
                                                   September 30,
                                                 1999         1998
OPERATING ACTIVITIES
Net income(loss)for the period                 $61,044     $129,969
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation                                   101,087      103,080
Amortization of debt issue costs                 2,456


Changes in operating assets and liabilities:

Other assets                                     4,895       (2,121)

Rents received in advance                          177        2,636
Accrued expenses and other liabilities         (22,650)     (23,516)
Tenant security deposits                           495        3,915



NET CASH PROVIDED BY OPERATING ACTIVITIES       147,504      213,963



INVESTMENT ACTIVITY:
 Addtions to investment property                  0             0



FINANCING ACTIVITIES:

 Distributions to partners                     (154,903)     (149,730)

 Payments on mortgage payable                    (5,268)       (5,111)
                                               _________     _________



NET CASH PROVIDED BY FINANCING ACTIVITIES      (160,171)      (154,850)
                                               ________       _________
INCREASE (DECREASE) IN CASH                     (12,667)        59,113


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 573,699        490,973
                                                 _______       ________

        CASH AT END OF PERIOD                   $561,032       $550,086
                                                ========       ========



SEE NOTES TO FINANCIAL STATEMENTS.

        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (UNAUDITED)
                              SEPTEMBER 30, 1999

                                          Limited      General
                                          Partners     Partners    Total
Nine Months Ended September 30, 1999
Partners' Equity, beginning of period   $3,085,230    $43,802  $3,129,032
     Distributions                        (154,903)    - -       (154,903)
     Net Income (Loss)                      57,992      3,052      61,044
                                          ---------    ------    ---------
     Partners' Equity, end of period    $2,988,319    $46,854   $3,035,173
                                        ==================================
Nine Months Ended September 30, 1998
Partners' Equity, beginning of period   $3,178,913   $40,580   $3,219,493
              Distributions               (149,730     - -       (149,730)
     Net Income (Loss)                     123,471     6,498      129,969
                                         ---------------------------------
     Partners' Equity, end of period    $3,152,654   $47,078   $3,199,732
                                         =================================

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 1999

 1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1998. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended September 30, 1999, may not be indicative of the operating results for the entire year.

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

3. National Realty Management, Inc. (NRMI an affiliate of the general partners): The Partnership incurred property management fees of $27,995 under an agreement with NRMI for the nine month period ended September 30, 1999.

4. The mortgage note payable is secured by the Amberwood Apartments. The loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. Maturities from 1999 to 2002 are: $7,009, $7,497, $8,294, $9,029, and $9,828
     respectively. Maturities from 2004 and thereafter are $498,121.

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

        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

Amberwood's average occupancy rate for the nine months ended September 30, 1999, was 100%. Cave Creek Lock-It Lockers' occupancy during the same period was 91.76% based on net rentable square footage. During the comparable period in 1998 occupancy rates were 98.21% for Amberwood and 92.20% for Cave Creek Lock-It Lockers. The Competition Study and information gathered from the Arizona Mini-Storage Association show occupancy rates of 91% to 92% occupied for the Cave Creek Lock-It Lockers area. The market continues to soften in the Phoenix area due to the over-building of self storage facilities within 5-mile radius of the property.

Cave Creek rental rates currently range from $10.00 to $165.00 for the third
quarter of 1999.   Rental rates for Amberwood's three bedroom apartments are
$750, and $640-$699 for two bedrooms.

INCOME STATEMENT
Nine Months Ended September 30, 1999 and 1998
Net income decreased $68,925 from $129,969 for nine months ended September 1998, to $61,044 for nine months ended September 1999.

The decrease in net income is due to a decrease in operating income of $28,215, increased operating expenses of $20,063, and a decrease in interest and other income of $20,646.

The decrease in operating income of $28,215 is due, in part, to increased vacancies of $12,795 at Cave Creek Lock-It Lockers during 1999 as compared to 1998. During these periods, occupancy decreased from 92.20% to 91.76%. Amberwood vacancies increased $2,800, and revenue from furnished apartments decreased $10,250 due to the fact that more residents are buying homes.

Operating expenses increased $20,063 primarily due to $22,760 for exterior painting.

The significant decrease in other income was primarily attributable to a positive settlement of $23,500 in 1998 in favor of the partnership.

Three Months Ended September  30, 1999 and 1998
Net Income increased $7,113 from $31,273 for months ended September 1998 to $38,386 for three months ended September 1999.

Operating income decreased $3,837 from $192,801 to $188,964due to a decrease in furnished apartment income at Amberwood.

Operating expenses decreased $12,238 from $97,047 for the quarter ended September 30, 1998, to $84,809 for the quarter ended September 30, 1999. Operating expenses decreased due to $5,600 less spent for redi-homes and $6,400 less spent on personnel than budgeted.

CASH FLOW
Nine Months Ended September 30, 1999 and 1998
Cash decreased $12,667 for the nine months ended September 30, 1999, as compared to an increase of $59,113 for the nine months ended September 30, 1998. The difference is due to a lower net income and higher distributions to investors for the nine months ended September 30, 1998, as compared to the same period in 1999.

The cash balance on September 30, 1999, was $561,032, which is a ratio of 10.5:1 to current liabilities. As noted by this ratio, the partnership has a strong liquidity position.
PART II. OTHER INFORMATION


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

     There were no reports on Form 8-K for the quarter ended September 30, 1999.

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



                                National Real Estate Limited Partnership
                                Income Properties-II
                               (Registrant)




Date /November 11, 1999       /S/ John Vishnevsky
                                  John Vishnevsky
                             President and Chief Operating and
                             Executive Officer
                             National Development and Investment, Inc.
                             Corporate General Partner


Date/S/November 11, 1999      /S/ John Vishnevsky
                                  John Vishnevsky
                              Chief Financial and Accounting Officer



Date/S/November 11, 1999          Stephen P. Kotecki
                                  Stephen P. Kotecki
                                  President
                                  EC Corp
                                  Corporate General Partner






                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        National Real Estate Limited Partnership
                        Income Properties II
                        (Registrant)




Date November 11, 1999         _____________________________
                                         John Vishnevsky
                             President and Chief Operating and
                             Executive Officer
                             National Development and Investment, Inc.
                             Corporate General Partner



Date November 11, 1999       _______________________________
                                         John Vishnevsky
                             Chief Financial and Accounting Officer



Date November 11, 1999      ________________________________
                             Stephen P. Kotecki
                              President
                              EC Corp
                              Corporate General Partner














J:\Wpdocs\REPORTS\10Q-NIP2-3rd qtr.dos