Form 10QSB
period 2000-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2000-05-16
CIK 795306

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB
(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 2000

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

                            (262) 695-1400
               (Issuer's telephone number, including area code)

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




                                    INDEX




                                                                         PAGE

PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 2000
            and December 31, 1999 . . . . . . . . . . . . . . . . . . . . . 2

     Statement of Operations (unaudited) - Three months
            ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . 3

     Statement of Changes in Partners' Capital (unaudited) -
            Three months ended March 31, 2000 and 1999. . . . . . . . . . . 4

     Statement of Cash Flows (unaudited) -
            Three months ended March 31, 2000 and 1999. . . . . . . . . . . 5

     Notes to Financial Statements (unaudited). . . . . . . . . . . . . . 6-7

     Management's Discussion and Analysis of
            Financial Condition and Results of Operation. . . . . . . . . . 8


PART II. OTHER INFORMATION AND SIGNATURES . . . . . . . . . . . . . . . .9-10


                         PART I. FINANCIAL INFORMATION
                    NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                             INCOME PROPERTIES II
                      (A Wisconsin Limited Partnership)
                                BALANCE SHEET
                                 (Unaudited)

                                                   March 31,     December 31,
                                                     2000            1999
ASSETS
Cash and Cash Equivalents                           $283,681         $599,280
Other Assets                                          15,683           16,215

Investment properties, at cost
     Land                                            516,590          516,590
     Buildings and improvements                    4,154,507        4,154,507
                                                  ___________      __________

                                                   4,671,097        4,671,097


     Less accumulated depreciation                 1,704,060        1,670,451
                                                  ___________     ___________

                                                   2,967,037        3,000,646
                                                  ___________     ___________


INTANGIBLE ASSETS:
Debt issue costs, net of accumulated
amortization of $9,818 as of March 31, 2000
and $8,999 as of December 31, 1999                    22,762           23,581
                                                  ___________     ___________

                                                  $3,289,163       $3,639,722
                                                  ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accrued expenses and other liabilities          $40,921          $38,657
     Tenant security deposits                         27,250           27,991
     Mortgage notes payable (Note 5)                 530,233          532,234
     Rent received in advance                         24,006           15,918
                                                  ___________     ___________

                                                     622,410          614,800

PARTNERS' CAPITAL:
     General Partners                                 51,152           48,923
     Limited Partners                              2,615,601        2,975,999
          (authorized--40,000 interests;          __________      ___________
          outstanding--20,653.69 interests)
                                                   2,666,753        3,024,922
                                                  -----------     -----------
                                                  $3,289,163       $3,639,722
                                                  ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS.


                     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                              INCOME PROPERTIES II
                       (A WISCONSIN LIMITED PARTNERSHIP)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,

                                                  2000          1999

INCOME:

     Operating Income:                         $187,496      $183,069
                                               ________      ________


     Total Income                               187,496       183,069



OPERATING EXPENSES

     Operating expense                           68,985        80,321

     Administrative expense                      35,306        33,886

     Depreciation and amortization               34,429        34,514

     Interest                                    11,174        11,205
                                               ________      ________



     Total Expense                              149,894       159,926
                                               ________      ________



INCOME (LOSS) FROM OPERATIONS                    37,602        23,143

Other Income (expenses):

     Interest income                              6,976         6,445
                                               ________      ________

     NET INCOME                                 $44,578       $29,588
                                               ========      =========


Net Income attributable to                       $2,229        $1,479
     General Partners (5%)

Net Income attributable to                      $42,349       $28,109
     Limited Partners (95%)

     Per Limited Partnership                      $2.05         $1.36
          Interest outstanding--20,653.69      ========      ========
          Interests

SEE NOTES TO FINANCIAL STATEMENTS.


                   NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                             INCOME PROPERTIES II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                 (UNAUDITED)

                                     Limited       General
                                     Partners      Partners         Total

QUARTER ENDED MARCH 31, 2000

     Partners' Equity, beginning
     of quarter                    $2,975,999       $48,923    $3,024,922

     Distributions                  (402,747)          --       (402,747)

     Net Income                        42,350         2,228        44,578

     Partners' Equity, end of      --------------------------------------
     quarter                       $2,615,602       $51,151    $2,666,753
                                   ======================================

QUARTER ENDED MARCH 31, 1999

     Partners' Equity, beginning of
     quarter                       $3,085,230       $43,802    $3,129,032

     Distributions                   (51,634)          --        (51,634)

     Net Income                                                  ---------------------------------------
     Partners' Equity, end of
     quarter                       $3,061,705       $45,281    $3,106,986
                                  =======================================



SEE NOTES TO FINANCIAL STATEMENTS.

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                          INCOME PROPERTIES II
                    (A Wisconsin Limited Partnership)
                        Statement of Cash Flows
                              (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                      2000             1999

OPERATING ACTIVITIES
     Net income  for the period                    $44,578          $29,588
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation                              33,609           33,696
          Amortization of debt issue costs             819              819

     Changes in operating assets and liabilities:
          Other assets                                 532            4,981
          Rents received in advance                  8,088           (3,920)
          Accrued expenses and other liabilities     2,264           (6,213)
          Tenant security deposits                    (741)          (1,210)
                                                   ________         ________


     NET CASH PROVIDED BY OPERATING ACTIVITIES      89,149           57,741

INVESTMENT ACTIVITY:                                     0                0


FINANCING ACTIVITIES:

      Distributions to partners                   (402,747)         (51,634)
      Payments on mortgage payable                  (2,001)          (1,970)
                                                  _________        _________


      NET CASH USED IN FINANCING ACTIVITIES       (404,748)         (53,604)
                                                  _________        _________

      INCREASE (DECREASE) IN CASH                 (315,599)           4,137


      CASH AND CASH EQUIVALENT AT BEGINNING OF
      PERIOD                                       599,280          573,699
                                                  ________         _________


      CASH AND CASH EQUIVALENTS AT END OF
      PERIOD                                      $283,681         $577,836
                                                  ========         ========



SEE NOTES TO FINANCIAL STATEMENTS.

        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                MARCH 31, 2000

 1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1999 (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended March 31, 2000 may not be indicative of the operating results for the entire year.

 2. National Real Estate Limited Partnership Income Properties-II (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement authorized the issuance of 40,000 Limited Partnership Interests (the "Interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests.

     Pursuant to the Escrow Agreement with First Wisconsin Trust Company, Milwaukee, Wisconsin, until the minimum number of Interests (4,850) and investors (100) were subscribed, payments were impounded in a special interest-bearing escrow account. On February 2, 1987, the Partnership received the required minimum capital contributions and $1,332,470, representing 5,329.88 Interests, and the funds were released to the Partnership.

 3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $10,519 under an agreement with NRMI for the three month period ended March 31, 2000. The Partnership also paid $7,527 in the first quarter of 2000 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.


     The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During the first quarter of 2000, lease payments totaled $1,853, which represents the Partnership's prorate portion, based upon space occupied, of NRMI's monthly rental obligation.

 4. NATIONAL DEVELOPMENT AND INVESTMENT, INC. (NDII): The Partnership paid NDII for the reimbursement of expenses totaling $23,512 for administrative expenses incurred on behalf of the Partnership.

 5. The mortgage note payable is secured by the Amberwood Apartments. The loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. Maturities for the remainder of 2000 to 2004 are: $6,312, $9,056, $9,847, $10,706,
     and $11,641 respectively. Maturities from 2005 and thereafter are $482,655.

 6. In 1992, the Partnership purchased 12 units of Amberwood Condominiums from National Real Estate Limited Partnership VI (NRELP VI), an affiliated partnership. The Partnership is contingently liable to pay NRELP VI proceeds from a future sale of the Amberwood Condominiums as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELP VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. After that, NRELP VI will receive 60% of the net sales price above $57,500 per unit.



        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                MARCH 31, 2000

The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers, containing 37,800 of 46,000 net rentable square feet, located in Phoenix, Arizona, and Amberwood Apartments, a 56-unit apartment complex in Holland, Michigan.

National Real Estate Limited Partnership Income Properties ("NRELP-IP") owns the remaining portion of Cave Creek Lock-It Lockers. NRELP-IP is a Wisconsin limited partnership, affiliated with the General Partners.

Amberwood's occupancy rate for the first quarter of 2000 was 98.39%. Cave Creek Lock-It Lockers' occupancy during the same period was 90.10% based on net rentable square footage. During the comparable period in 1999, occupancy rates were 95.80% for Amberwood and 89.66% for Cave Creek Lock-It Lockers. Cave Creek Lock-It Lockers occupancy can be partially attributed to increased competition in the marketplace.

Three Months Ended March 31, 2000, and 1999

Partnership net income increased $14,990 from the $29,588 net income for the quarter ended March 31, 1999, to $44,578 of net income for the quarter ended March 31, 2000. The increase is primarily attributed to an increase in operating income of $4,427, and a decrease in operating expenses of $11,336 which was offset by an increase of $1,420 in Administrative Expenses.

The increase of $4,427 in operating income is primarily attributed to the increased occupancy at Amberwood Apartments during the first quarter of 2000 as compared to the first quarter of 1999. During this period, occupancy increased from 95.80% to 98.39%.

Operating expenses decreased $11,336 primarily due to lower advertising and maintenance costs. The increased administrative expenses were the result of higher personnel costs in the first quarter of 2000.

Net cash used during first quarter of 2000 was $404,748, as compared to net cash used during first quarter 1999 of $53,604. This difference was due to, in part, a $351,113 increase in cash distributed netted with an increase in cash generated from operations of $31,408 as explained above. Distributions were $19.50 per share, totaling $402,747 for the first quarter of 2000 as compared to $51,634, or $2.50 per share for the same quarter in 1999. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

                          PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

On May 15, 1999, the general partners, the property management company
(NRMI), and other entities and individuals were named as defendants in a lawsuit. The Partnership was not named in the origianl lawsuit but was later named as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs allege, amoung other things, breach of contract, fraud, misrepresentation, breach of fiduciary duty, negligence, excessive fee charges, and theft. Judgment is being sought against the defendants to wind up and dissolve the partnerships named as nominal defendants, including the Partnership, suspend and replace the existing general partners with a nonaffiliated receiver, and award unspecified compensatory and punitive damages as well as reimbursement of attorney fees. The defendants are vigorously defending themselves in this case.

On April 27, 2000 the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The Partnership was named as a party in the stipulation of settlement. The more significant terms of the stipulation of settlement are as follows:

--An independent marketing agent will be appointed to market and sell the Partnership investment property. However, any offer to purchase the property would not be accpted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property would be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiff's counsel's legal fees, expenses and costs, with interest thereon.

--Distributions to limited partners would continue to be made in accordance with the limited partnership agreement. However, upon final settlement of the lawsuit, distributions would be increased to the extent that sufficient reserves have been established to support normal Partnership operations and the wind-up of Partnership affairs upon the sale of the investment property. Any such additional distributions would be made within 30 days of the final settlement of the lawsuit.

--NRMI and the general partners shall continue to provide property management and consulting services to the Partnership under the same terms and conditions currently provided under existing contracts, until the investment property is sold and assets liquidated, and the Partnership entity dissolved. NRMI will also be the listing broker for the slae of the Partnership property.

--The plaintiff's claims made against NRMI, the general partners, and the other related parties for excessive charging of expenses to the defendant partnerships, including the Partnership, would be settled, through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the defendant partnerships.

At the April 27, 2000 hearing the lawsuit was certified as a "non-opt out" class-action lawsuit, in which all limited partners of the Partnership are required to be included in the settlement class of this litigation.

At the April 27, 2000 hearing, the Court ruled that plaintiff's counsel's attorney fees would be one third of the difference between the "secondary market value" of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligation. The General Partners may decide to appeal this ruling on attorney fees. Based on events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such fianancial impact arising from the lawsuit ahs been made in these financial statements.

ITEM 2.  CHANGE IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6(B). REPORTS ON FORM 8-K
     During the first quarter 2000, the Partnership changed its independent certified public accountant firm from Wolf & Company to Kerber, Eck & Braeckel LLP. A form 8-K was submitted 1-18-2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    National Real Estate Limited Partnership
                                         Income Properties-II

                                              (Registrant)




Date        /May 15, 2000               /S/   John Vishnevsky
                                              John Vishnevsky
                                           President and Chief Operating and
                                              Executive Officer
                                           National Development and
                                           Investment, Inc.
                                           Corporate General Partner


Date       /S/May 15, 2000              /S/   John Vishnevsky
                                              John Vishnevsky
                                           Chief Financial and Accounting
                                           Officer


Date       /S/May 15, 2000             /S/    Stephen P. Kotecki
                                              Stephen P. Kotecki
                                                   President
                                                   EC Corp
                                           Corporate General Partner






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



                                    National Real Estate Limited Partnership
                                         Income Properties II
                                         (Registrant)




Date        May 15, 2000
                                               John Vishnevsky
                                      President and Chief Operating and
                                               Executive Officer
                                    National Development and Investment, Inc.
                                    Corporate General Partner



Date        May 15, 2000
                                               John Vishnevsky
                                    Chief Financial and Accounting Officer



Date        May 15, 2000
                                               Stephen P. Kotecki
                                                  President
                                                  EC Corp
                                            Corporate General Partner














N:\Dawn S\10Q-NIP2-1st qtr.jwg