Form 10QSB
period 2000-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2000-08-14
CIK 795306

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                               FORM 10-QSB

(Mark One)

                 (  X )     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   June 30, 2000

                 (     )    TRANSITION REPORT UNDER SECTION 13
                 OR 15(D) OF THE EXCHANGE ACT

                 For the transition period from   to
                       Commission File Number: 01-16874


       National Real Estate Limited Partnership Income Properties II
       -------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


   Wisconsin                                        39-1553195
   ----------------------                           -----------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification Number)

      1155 Quail Court, Pewaukee, Wisconsin       53702-3703
      -----------------------------------------------------------------
      (Address of principal executive offices)    (Zip Code)

                             (262) 695-1400
      -----------------------------------------------------------------
              (Issuer's telephone number, including area code)


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


                                 INDEX


                                                                     PAGE
  PART I. FINANCIAL INFORMATION

      Balance Sheet (unaudited) - June 30, 2000,
      and December 31, 1999.............................................2

      Statement of Operations (unaudited) - Three and Six months ended June 30, 2000, and 1999.....................................3

      Statement of Changes in Partners' Capital (unaudited) -
      Six months ended June 30, 2000, and 1999..........................4

      Statement of Cash Flows (unaudited) -
      Six months ended June 30, 2000, and 1999..........................5

      Notes to Financial Statements (unaudited).......................6-7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operation..............................8-9


  PART II. OTHER INFORMATION AND SIGNATURES

      Item 1. Legal Proceedings.....................................10-11

      Item 2. Changes in Securities and Use of Proceeds................11

      Item 3. Defaults Upon Senior Securities..........................11

      Item 4. Submission of Matters to a Vote of Security
              Holders..................................................11

      Item 5. Other Information........................................11

      Item 6. Exhibits and Reports on Form 8-K.........................11



  PART I. FINANCIAL INFORMATION

         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                               BALANCE SHEET
                                (UNAUDITED)






                                      JUNE 30,           DECEMBER 31,
                                        2000                1999

  ASSETS

  Cash and cash equivalent            $248,563            $599,280
  Other assets                          63,962              16,215
  Investment properties, at cost
      Land                             516,590             516,590
      Buildings and improvements     4,154,507           4,154,507
                                     _________           _________
                                     4,671,097           4,671,097

      Less accumulated depreciation  1,737,673           1,670,451
                                     ---------           ---------
                                     2,933,424           3,000,646

  INTANGIBLE ASSETS:

  Debt issue costs, net of accumulated
  amortization of $10,636 as of
  June 30, 2000 and $8,999 as of
  December 31, 1999                     21,943              23,581
                                        ------              ------
                                    $3,267,892          $3,639,722

  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES:

      Accrued expenses and other
      liabilities                      $46,427              38,657                                      $38,657
      Tenant security deposits          28,050              27,991
      Mortgage notes payable (Note 5)  529,550             532,234
      Rent received in advance          23,876              15,918
                                        ------              ------
                                       627,903             614,800
  PARTNERS' CAPITAL:
      General Partners                  52,394              48,923
      Limited Partners               2,587,595           2,975,999
        (authorized - 40,000         ---------           ---------
        Interests; outstanding -
        20,653.69 Interests)         2,639,989           3,024,922

                                    $3,267,892          $3,639,722

  SEE NOTED TO FINANCIAL STATEMENTS.





        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                      JUNE 30,               JUNE 30,
                                2000          1999      2000        1999
                                ----          ----      ----        ----
 INCOME:

   Operating income            $191,632     $179,110   $379,128   $362,179
                                -------      -------    -------    -------
   Total income                 191,632      179,110    379,128    362,179

 OPERATING EXPENSES:
   Operating expenses            82,762      113,072    151,747    193,393
   Administrative expenses       43,124       35,817     78,430     69,703
   Depreciation and amortization 34,431       34,515     68,860     69,029
   Interest expense              12,493       11,768     23,667     22,973

   Total expenses               172,810      195,172    322,704    355,098
                                -------      -------    -------    -------
                               INCOME (LOSS) FROM OPERATIONS   18,822      (16,062)    56,424      7,081
                                 ------      -------     ------      -----
 OTHER INCOME (EXPENSES):

      Interest income             6,048        9,133     13,024     15,578
                                  -----        -----     ------     ------
      NET INCOME (LOSS)         $24,870      ($6,929)   $69,448    $22,659
                                =======      =======    =======    =======

 Net Income (Loss)
 attributable to                 $1,243        ($346)    $3,471     $1,133
 General Partners (5%)

 Net Income (Loss)
 attributable to                $23,627      ($6,583)   $65,977    $21,526
 Limited Partners (95%)
                               Per Limited Partnership          $1.14       ($0.31)     $3.19      $1.04
 Interests outstanding-
 20,653.69 Interests



 SEE NOTES TO FINANCIAL STATEMENTS.



        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                (UNAUDITED)
                               JUNE 30, 2000


                                  Limited       General
                                  Partners      Partners      Total
                                  --------      --------      -----
 Six Months Ended June 30, 2000
     Partners' Equity,
       beginning of period        $2,975,999    $48,923       $3,024,922
     Distributions                  (454,381)      -            (454,381)
     Net Income                       65,977      3,471           69,448
                                   ---------     ------        ---------
     Partners' Equity, end of     $2,587,595    $52,394       $2,639,989
       period



 Six Months Ended June 30, 1999
     Partners' Equity,
       beginning of period        $3,085,230    $43,802       $3,129,032
     Distributions                  (103,268)     - -           (103,268)
     Net Income                       21,526      1,133           22,659
                                   ---------     ------        ---------
     Partners' Capital, end
       of period                  $3,003,488    $44,935       $3,048,423



 SEE NOTES TO FINANCIAL STATEMENTS.




        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II
                     (A WISCONSIN LIMITED PARTNERSHIP)
                         STATEMENT OF CASH FLOWS
                              (UNAUDITED)



                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                   2000           1999
                                                   ----           ----
  OPERATING ACTIVITIES:

     Net income for the period                   $69,448        $22,659
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation                            67,222         67,392
          Amortization of debt issue costs         1,638          1,637

     Changes in operating assets and liabilities:
          Other assets                           (47,747)         7,651
          Rents received in advance                7,958         (3,010)
          Accrued expenses and other
            liabilities                            7,770         15,802
          Tenant security deposits                    59         (1,405)

  NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     106,348        110,726

  INVESTING ACTIVITY:
                                                       0              0

  FINANCING ACTIVITIES:

          Distributions to partners             (454,381)      (103,268)
          Payments on mortgage payable            (2,684)        (3,597)

          NET CASH USED IN FINANCING ACTIVITIES (457,065)      (106,865)
                                                 -------        -------
          INCREASE (DECREASE) IN CASH           (350,717)         3,861

          CASH AND CASH EQUIVALENTS AT
          BEGINNING OF PERIOD                    599,280        573,699
                                                 -------        -------
          CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                         $248,563       $577,560
                                                ========       ========


  SEE NOTES TO FINANCIAL STATEMENTS.






        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                      (A WISCONSIN LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)
                               JUNE 30, 2000


   1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1999 (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended June 30, 2000 may not be indicative of the operating results for the entire year.

   2. National Real Estate Limited Partnership Income Properties-II (the -Partnership@) was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement authorized the issuance of 40,000 Limited Partnership Interests (the "Interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests.

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

   3. NATIONAL REALTY MANAGEMENT, INC.(NRMI): The Partnership incurred property management fees of $22,788 under an agreement with NRMI for the six month period ended June 30, 2000. The Partnership also incurred $15,610 in the first half of 2000 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

        The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During the first half of 2000, the Partnership incurred lease fees totaling $3,689, which represents the Partnership's prorate portion, based upon space occupied, of NRMI's monthly rental obligation.

   4. NATIONAL DEVELOPMENT AND INVESTMENT, INC. (NDII): The Partnership incurred NDII fees of $57,130 for administrative expenses incurred on behalf of the Partnership for the first half of 2000.

   5. The mortgage note payable is secured by the Amberwood Apartments. The loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. Maturities for the remainder of 2000 to 2005 are: $3,682, $8,240, $8,970,
        $9,764, $10,506 and $11,561 respectively. Maturities from 2006 and thereafter are $476,827.

   6. In 1992, the Partnership purchased 12 units of Amberwood Condominiums from National Real Estate Limited Partnership-VI (NRELP-VI), an affiliated partnership. The Partnership is contingently liable to pay NRELP-VI proceeds from a future sale of the Amberwood Condominiums as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELP-VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. After that, NRELP-VI will receive 60% of the net sales price above $57,500 per unit.



        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                     (A WISCONSIN LIMITED PARTNERSHIP)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 2000



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

  Amberwood's occupancy rate for the first half of 2000 was 98.21%.
  Cave Creek Lock-It Lockers' occupancy during the same period was 91.36% based on net rentable square footage. During the comparable period in 1999, occupancy rates were 96% for Amberwood and 89.49% for Cave Creek Lock-It Lockers. Cave Creek Lock-It Lockers occupancy can be partially attributed to increased competition in the marketplace.

  SIX MONTHS ENDED JUNE 30, 2000, AND 1999
  ----------------------------------------
  Partnership net income increased $46,789 from the $22,659 net income for the six months ended June 30, 1999, to $69,448 for the six months ended June 30, 2000. The increase is primarily attributed to an increase in operating income of $16,949 and a decrease in expenses of $32,394, offset by a decrease of $2,554 in interest income.

  The increase of $16,949 in operating income is primarily attributed to the increased occupancy at Amberwood Apartments during the first half of 2000 as compared to the first half of 1999.

  Expenses decreased $32,394 primarily due to a decrease in operating expenses of $41,646 netted with an increase in administrative expenses of $8,727.

  The $41,646 decrease in operating expenses was primarily due to the timing of advertising rental guide expenses at Cave Creek Lockers and exterior painting charges incurred in 1999 at Cave Creek Lockers.

  The $8,727 increase in administrative expenses was primarily due to increased legal and audit fees in 2000.

  The $2,554 decrease in interest income was due to large distribution pay outs from the money market account in 2000.

  Net cash used during first half of 2000 was $350,717, as compared to net cash provided during the first half 1999 of $3,861. This difference was primarily due to a $351,113 increase in cash distributed. Distributions were $22.00 per share, totaling $454,381 for the first half of 2000 as compared to $103,268, or $5.00 per share for the same period in 1999. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.


  THREE MONTHS ENDED JUNE 30, 2000, AND 1999
  ------------------------------------------

  Partnership net income increased $31,799 from the ($6,929) net loss for the three months ended June 30, 1999, to $24,870 for the three months ended June 30, 2000. This increase is primarily attributed to an increase in operating income of $12,522 and a decrease in expenses of $22,362 which was offset by a decrease in interest income of $3,085.

  The increase of $12,522 in operating income is primarily attributed to the increased occupancy at Amberwood Apartments during the second quarter of 2000, as compared to the second quarter of 1999.

  Expenses decreased $22,362 primarily due to a $30,310 decrease in operating expenses netted with a $7,307 increase in administrative expenses in second quarter 2000 versus second quarter 1999.

  Operating expenses decreased $30,310 primarily due to a decrease in unit refurbishments at Amberwood and exterior painting charges incurred during the second quarter of 1999 at Cave Creek Lockers.

  Administrative expenses increased $7,307 primarily due to increased legal and audit fees in 2000.

  Interest income decreased $3,085 due to large distribution pay outs from the money market account in 2000.


  PART II. OTHER INFORMATION AND SIGNATURES

    ITEM 1.  LEGAL PROCEEDINGS

   On May 15, 1999, the general partners, the property management company
   (NRMI), and other entities and individuals were named as defendants in a lawsuit. The Partnership was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs allege, among other things, breach of contract, fraud, misrepresentation, breach of fiduciary duty, negligence, excessive fee charges, and theft. Judgment is being sought against the defendants to wind up and dissolve the partnerships. On or about March 16, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement.

   Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The Partnership was named as a party in the Stipulation of Settlement. The more significant terms of the stipulation of settlement are as follows:

   * An independent marketing agent will be appointed to market and sell the Partnership investment property. However, any offer to purchase the property would not be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property would be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiff's counsel's legal fees, expenses and costs, with interest thereon.

   * Distributions to limited partners would continue to be made in accordance with the limited Partnership agreement. However, upon final settlement of the lawsuit, distributions would be increased to the extent that sufficient reserves have been established to support normal partnership operations and the wind-up of Partnership affairs upon the sale of the investment property. Any such additional distributions would be made within 30 days of the final settlement of the lawsuit.

   * NRMI and the general partners shall continue to provide management and consulting services to the Partnership under the same terms and conditions currently provided under existing contracts, until the investment property is sold and assets liquidated, and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Partnership property.

   * The plaintiff's claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the defendant partnerships, including the Partnership, would be settled through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the defendant partnerships.

  At the April 27, 2000 hearing, the lawsuit was certified as a "non-opt out" class-action lawsuit, in which all limited partners of the Partnership are required to be included in the settlement class of this litigation.

  At the April 27, 2000 hearing, the Court ruled that plaintiff's counsel's attorney fees would be one third of the difference between the "secondary market value" of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligations.

  On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiff's Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000.00 against the defendants and their counsel for delaying the appointment of the Partnership Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the secondary market value for computing the plaintiff's counsel's attorney fees until the arbitration proceedings are completed and the Partnerships' properties are sold. A Motion for Reconsideration of the sanctions has been filed with the Court and is set for hearing on September 25, 2000.

  On August 2, 2000, the defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiff's counsels attorney fees. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.


  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  ITEM 5.  OTHER INFORMATION

  None

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  None



                                 SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   National Real Estate Limited Partnership
                                             Income Properties-II
                                   ----------------------------------------
                                                (Registrant)




  Date        /S/August 2, 2000               /S/     John Vishnevsky
                                           -------------------------------
                                                      John Vishnevsky
                                           President and Chief Operating and
                                             Executive Officer
                                           National Development and
                                           Investment, Inc.
                                             Corporate General Partner


  Date       /S/August 2, 2000                /S/     John Vishnevsky
  ----------------------------             -------------------------------
                                                      John Vishnevsky
                                           Chief Financial and Accounting
                                             Officer



  Date       /S/August 2, 2000                /S/     Stephen P. Kotecki
  ----------------------------             -------------------------------
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



                                    National Real Estate Limited Partnership
                                             Income Properties II
                                    ----------------------------------------
                                                  Registrant



      Date        August 2, 2000
   -----------------------------         ----------------------------------
                                                John Vishnevsky
                                         President and Chief Operating and
                                           Executive Officer
                                         National Development and Investment,
                                           Inc.
                                         Corporate General Partner



      Date        August 2, 2000
   -----------------------------         ----------------------------------
                                                John Vishnevsky
                                         Chief Financial and Accounting
                                           Officer



      Date        August 2, 2000
   -----------------------------         ----------------------------------
                                              Stephen P. Kotecki
                                         President
                                         EC Corp
                                         Corporate General Partner