Form 10QSB
period 2000-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2000-11-14
CIK 795306

U. S. Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 2000

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

















	NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II


	                            INDEX


                                                                  	Page

 PART I. FINANCIAL INFORMATION

Balance Sheet (unaudited) September 30, 2000,
      and December 31, 1999	 . . . . . . . . . . . . . . . . . . . . . . .2

Statement of Operations (unaudited) - Three and Nine months
      ended September 30, 2000, and 1999	. . . . . . . . . . . . . . . . .3

Statement of Changes in Partners= Capital (unaudited) -
      Nine months ended September 30, 2000, and 1999 . . . . . . . . . . .4

Statement of Cash Flows (unaudited) -
      Nine months ended September 30, 2000, and 1999 . . . . . . . . . . .5

Notes to Financial Statements (unaudited)	   . . . . . . . . . . . . . .6-7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations	. . . . . . . . . . . . . . . .8-9


PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .10-11

Item 2. Changes in Securities and Use of Proceeds  . . . . . . . . . . . 11

Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 11

Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . 11

Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K	. . . . . . . . . . . . . . . . 11


PART I. FINANCIAL INFORMATION
         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II
                      (A Wisconsin Limited Partnership)
                              BALANCE SHEET
                               (Unaudited)


                                          September 30,    December 31,
				    		                                    2000            1999
                              						      -------------    ------------
ASSETS

  Cash and cash equivalent                  $192,142         $599,280
  Other assets                                61,114           16,215
  Investment properties, at cost
     Land                                    516,590          516,590
     Buildings and improvements            4,154,507        4,154,507
                                   							 ---------        ---------
                                   							 4,671,097        4,671,097

     Less accumulated depreciation         1,771,281        1,670,451
                                           ---------        ---------
                                   							 2,899,816        3,000,646
							                                    ---------        ---------
Intangible Assets:

Debt issue costs, net of accumulated
amortization of $11,430 as of
September 30, 2000 and $8,999 as of
December 31, 1999					                        21,124           23,581
                                  	 						 ---------         --------
                                          $3,174,196       $3,639,722
                                   							==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accrued expenses and other liabilities       8,991           38,657
  Tenant security deposits                    27,849           27,991
  Mortgage notes payable (Note 5)            527,165          532,234
  Rent received in advance                    15,553           15,918
                                  						 	----------       	---------
                                             579,558          614,800
                                   							----------      		---------
Partners' Capital:
  General Partners                    				    52,710           48,923
  Limited Partners
    (authorized,40,000 Interests;
     outstanding, 20,653.69 Interests)     2,541,928        2,975,999
                                  							 ----------	      	---------
                                           2,594,638        3,024,922
                                   							----------	     	---------
                                  								$3,174,196	     $3,639,722
See notes to financial statements.        ==========       ==========

       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II
                    (A Wisconsin Limited Partnership)
                         Statement of Operations
                              (Unaudited)



                                Three Months Ended		     Nine Months Ended
                                   September 30,            September 30,
                     				     	   2000       1999          2000      1999
                          					   ----       ----          ----      ----
INCOME

   Operating income            $194,097   $188,964        $573,225   $551,143
                         					 --------   --------        --------   --------
   Total income			             $194,097   $188,964        $573,225   $551,143


OPERATING EXPENSES

   Operating expenses            99,485     84,809         251,232    278,202
   Administrative expenses       44,566     27,388         122,996     97,091
   Depreciation and amortization 34,427     34,514         103,287    103,543

   Interest expense              14,102     11,594          37,769     34,567
                           				--------  --------	        --------   --------
   Total expenses               192,580    158,305         515,284    513,403
                           			 --------  ---------	       --------   --------

Income (Loss) from Operations     1,517     30,659          57,941     37,740
                           				--------  ---------	       --------   --------

Other Income (Expenses):
   Interest income                4,766      7,726          17,790     23,304
                          					--------  ---------	       --------   --------

   Net Income (Loss)             $6,283    $38,385         $75,731    $61,044
                 			            ========  ========	        ========   =======

Net Income (Loss)
   attributable to
   General Partners (5%)		         $314     $1,919          $3,787     $3,052

Net Income (Loss)
   attributable to
   Limited Partners (95%)        $5,969    $36,466         $71,944    $57,992

Per Limited Partnership
   Interests outstanding-
   20,653.69                      $0.29      $1.77           $3.48      $2.81
                         					    =====      =====           =====      =====


See notes to financial statements.
         						                      3

         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II
	                    (A Wisconsin Limited Partnership)
	                 Statement of Changes in Partners' Capital
                              (Unaudited)
                     Nine Months Ended September 30



                                         Limited  	  General
                                         Partners   	Partners   Total
September 30, 2000
------------------
Partners' Capital, beginning of period  $2,975,999 	$48,923	   $3,024,922
Distributions                            (506,015)               (506,015)
Net Income 	                               71,944  	  3,787        75,731
                                 							---------  	-------	   ----------
Partners' Capital, end of period        $2,541,928	 $52,710    $2,594,638
                             						     ==========  =======    ==========


September 30, 1999
------------------
Partners' Capital, beginning of period  $3,085,230 	$43,802   	$3,129,032
Distributions                             (154,903)              (154,903)
Net Income	                                 57,992    3,052        61,044
                                  							--------- 	-------   	----------
Partners' Capital, end of period		      $2,988,319  $46,854    $3,035,173
                                 							========== 	=======	   ==========


See notes to financial statements.

















                    NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                              INCOME PROPERTIES II
                        (A Wisconsin Limited Partnership)
                             Statement of Cash Flows
                                  (Unaudited)
                         Nine Months Ended September 30



                                        								2000          			1999
                                        								----	          		----
Operating Activities:
   Net income for the period                   $75,731           $61,044
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     	Depreciation                             100,830           101,087
     	Amortization of debt issue costs           2,457             2,456

   Changes in operating assets and liabilities:
     	Other assets                             (44,896)            4,895
     	Rents received in advance                   (365)              177
 	    Accrued expenses and other liabilities   (29,666)          (22,650)
	     Tenant security deposits                    (142)              495
						                                   	     -------	          	------
NET CASH PROVIDED BY OPERATING ACTIVITIES      103,949           147,504


Investing Activity:                                  0                 0


Financing Activities:
   Distributions to partners                  (506,015)         (154,903)
   Payments on mortgage payable                 (5,072)           (5,268)
                                   							    --------     	    --------

   NET CASH USED IN FINANCING ACTIVITIES      (511,087)         (160,171)
                                   							    --------	         --------
   INCREASE (DECREASE) IN CASH                (407,138)          (12,667)

   Cash and cash equivalents at beginning
      of period                                599,280           573,699
                                   							    --------     	    --------

   CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                               $192,142          $561,032
                                   							    ========     	    ========




See notes to financial statements.


          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                       (A Wisconsin Limited Partnership)
                         Notes to Financial Statements
                                 (Unaudited)
                               September, 2000

1.	In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties II annual report for the year ended December 31, 1999 (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended September 30, 2000 may not be indicative of the operating results for the entire year.

2.	National Real Estate Limited Partnership Income Properties-II (the
   "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement authorized the issuance of 40,000 Limited interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988.
   On August 18, 1988, the Partnership concluded it's offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests.

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

3.	National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $34,459 under an agreement with NRMI for the nine month period ended September 30, 2000. The Partnership also incurred $23,781 in the first nine months of 2000 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

   The Partnership subleases a portion of common area office space from NRMI under terms of a lease, which expires on August 31, 2002. During the first nine months of 2000, the Partnership incurred lease fees totaling $5,553, which represents the Partnership's prorated portion, based upon space occupied, of NRMI's monthly rental obligation.

4.	National Development and Investment, Inc. (NDII): The Partnership incurred
   NDII fees of $90,757 for administrative expenses incurred on behalf of the Partnership for the first nine months of 2000.

	                                						6
5.	The mortgage note payable is secured by the Amberwood Apartments. The loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. Maturities for the remainder of 2000 to
   2005 are: $1,860, $8,240, $8,970, $9,764, $10,506 and $11,561
   respectively. Maturities from 2006 and thereafter are $476,827.

6.	In 1992, the Partnership purchased 12 units of Amberwood Condominiums from National Real Estate Limited Partnership VI (NRELP VI), an affiliated partnership. The Partnership is contingently liable to pay NRELP VI proceeds from a future sale of the Amberwood Condominiums as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELP VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cummulative return of 20% on its investment. After that, NRELP VI will receive 60% of the net sales price above $57,500 per unit.


         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                       (A Wisconsin Limited Partnership)
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                              September 30, 2000


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

Amberwood's occupancy rate for the first nine months of 2000 was 98.29%. Cave Creek Lock-It Lockers' occupancy during the same period was 90.55% based on net rentable square footage. During the comparable period in 1999, occupancy rates were 100% for Amberwood and 91.76% for Cave Creek Lock-It Lockers. Cave Creek Lock-It Lockers occupancy can be partially attributed to increased competition in the marketplace.

Nine Months Ended September 30, 2000, and 1999
----------------------------------------------
Partnership net income increased $14,687 from the $61,044 net income for the nine months ended September 30, 1999, to $75,731 for the nine months ended September 30, 2000. The increase is primarily attributed to an increase in income from operations of $20,201, offset by a decrease of $5,514 in interest income.

The increase in Income from operations of $20,201 is primarily due to a $22,082 increase in gross revenue and a $26,970 decrease in operating expenses, netted with a $25,905 increase in administrative expenses.

The $22,082 increase in Gross Revenue is due to a decrease in vacancies at Amberwood Apartments in 2000, as compared to 1999.

The $26,970 decrease in operating expenses is primarily due to a decrease in Redi-Home expenses and a decrease in apartment painting.

The $25,905 increase in administrative expenses is due to an increase in legal and audit fees in 2000.

The $5,514 decrease in interest income is due to large distribution pay outs from the money market account in 2000.

Net cash used during first nine months of 2000 was $407,138, as compared to net cash used during the first nine months of 1999 of $12,667. This difference was primarily due to a $351,112 increase in cash distributed. Distributions were $24.50 per share, totaling $506,015 for the first nine months of 2000 as compared to $154,903, or $7.50 per share for the same period in 1999. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

Three Months Ended September 30, 2000, and 1999
-----------------------------------------------
Partnership net income decreased $32,102 from the $38,385 net income for the three months ended September 30, 1999, to $6,283 for the three months ended September 30, 2000. This decrease is primarily attributed to an increase in operating expenses of $14,676, and an increase in administrative expense of $17,178.

The increase of $14,676 in operating expenses is primarily due to an $8,669 increase in advertising expense for the 3rd quarter as compared to the 3rd quarter of 1999 for Cave Creek Lock-It Lockers, and a $4,865 increase in resident unit refurbishments for Amberwood Apartments.

Cave Creek Lock-It Locker advertising increased due to the timing of the payment of yellow page ads. Amberwood's increased residential unit refurbishments was attributed to maintenance and repair of water heater and air conditioning, and carpet repairs/replacements.

Administrative expenses in the 3rd quarter of 2000, increased $17,178 due to the increased cost of audit and legal services, as compared to the 3rd quarter of 1999.







PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners, the property management company
(NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The Partnership was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation with the exception of the defendant
Wolf & Company entered into a Stipulation of Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

    An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnership investment property. However, no offer to purchase the property will be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property will be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interest thereon.

    Interim distributions to limited partners will continue to be made in accordance with the limited partnership agreement. However, upon final approval of the Settlement, distributions were increased to the extent that sufficient reserves were established to support normal partnership operations and the wind-up of Partnership affairs upon the sale of the investment property. Any such additional distributions were made within 30 days of the final approval of the Settlement.

    NRMI and the general partners shall continue to provide management and consulting services to the Partnership on the same terms and conditions currently provided under existing contracts until the investment property is sold and assets liquidated and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Partnership property.

    The plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the partnerships, including the Partnership, will be settled through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the partnerships.


At the April 27, 2000 hearing, the lawsuit was certified as a non-opt out class action, in which all limited partners of the Partnership are required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsel's attorney fees would be equal to one-third of the difference between the secondary market value of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligations. The Court allowed Vishnevsky Defendants sixty days thereafter to present their evidence regarding secondary market value.

On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiffs Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000.00 against the Vishnevsky Defendants and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the secondary market value for computing the plaintiffs' counsel's attorney fees until the arbitration proceedings are completed and the Partnerships' properties are sold. A Motion for Reconsideration of the sanctions was filed with the Court and was denied on September 25, 2000.
The Vishnevsky Defendants filed a motion with the Court to stay payment of the sanctions pending appeal. That motion was also denied.

On August 2, 2000, the Vishnevsky Defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiffs' counsel's attorney fees. On October 10, 2000 the Vishnevsky Defendants filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals is pending. The appellate court has temporarily stayed payment of the sanctions pending receipt of briefs on the issue.
Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statments.

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



                                   National Real Estate Limited Partnership
                                              Income Properties-II
                          						   ----------------------------------------
                                                     (Registrant)




Date        /S/November 6, 2000           /S/     John Vishnevsky
-------------------------------	   ----------------------------------------
                                               John Vishnevsky
                                       President and Chief Operating and
                                        							Executive Officer
 						                            National Development and Investment, Inc.
                    			                    Corporate General Partner


Date       /S/November 6, 2000           /S/     John Vishnevsky
------------------------------	   ----------------------------------------
                                                 John Vishnevsky
                           	 						Chief Financial and Accounting Officer



Date       /S/November 6, 2000           /S/     Stephen P. Kotecki
------------------------------     ----------------------------------------
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



                                    National Real Estate Limited Partnership
                                              Income Properties II
                                    ----------------------------------------
                                                 (Registrant)




Date        November 6, 2000
----------------------------        ----------------------------------------
                                                John Vishnevsky
     						                            President and Chief Operating and
             				                              Executive Officer
                                    National Development and Investment, Inc.
                                          Corporate General Partner



Date        November 6, 2000
----------------------------       	----------------------------------------
                                                 John Vishnevsky
                             						  Chief Financial and Accounting Officer



Date        November 6, 2000
----------------------------	      	----------------------------------------
                                   							    Stephen P. Kotecki
                                         								  President
                                          								  EC Corp
                                   							 Corporate General Partner


