Form 10KSB
period 2000-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2001-04-03
CIK 795306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB


(Mark One)

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

[    ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from                  to

                       Commission file: number 0-16874

          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                (Name of Small Business Issuer in Its Charter)

         Wisconsin                                         39-1553195
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                            Identification No.)

1155 Quail Court, Pewaukee, Wisconsin                        53072-3703
(Address of Principal Executive Offices)                     (Zip Code)

                                  (262) 695-1400
                  (Issuer=s Telephone Number, Including Area Code)

      Securities registered under to Section 12(b) of the Exchange Act:

                                     None

      Securities registered under Section 12(g) of the Exchange Act:

                         Limited Partnership Interests
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days.
                      YES X         NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer=s total gross rental revenues for its most recent fiscal year ended December 31, 2000, were $764,017.

State the aggregate market value of the securities voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2000: indeterminate value as there is no market.*
*For purposes of this disclosure only.

The number of Limited Partnership interests outstanding as of December 31, 2000: 20,653.69

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to Partners for the year ended December 31, 2000 are incorporated by reference into Parts I and II.




                            TABLE OF CONTENTS



      Item No.                                                  Page No.

                                  PART I
 1. Business                                                          3
 2. Description of Properties                                         3
 3. Legal Proceedings                                                 3
 4. Submission of Matters to a Vote of Security Holders               3

                                  PART II

 5. Market for Partnership's Securities and Related
    Security Holder Matters                                           4
 6. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               5
 7. Financial Statements                                              5
 8. Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure                            5

                                 PART III

 9. Directors, Executive Officers, Promoters and Control Persons;
 Compliance with Section 16(a) of the Exchange Act                    6
 10.Executive Compensation                                            9
 11.Security Ownership of Certain Beneficial Owners and
 Management                                                          10
 12.Certain Relationships and Related Transactions                   10
 13.Exhibits, List, and Reports on Form 8-K                          10



                                  PART I

 ITEM 1.    DESCRIPTION OF BUSINESS
 "Business" on pages 1 and 2 of the Partnership's annual report to Partners for the year ended December 31, 2000 is incorporated herein by reference.

 ITEM 2.    DESCRIPTION OF PROPERTIES
 "Properties" on pages 2 through 4 of the Partnership's annual report to Partners for the year ended December 31, 2000 is incorporated herein by reference.

 ITEM 3.    LEGAL PROCEEDINGS
 "Legal Proceedings" on pages 4 to 5 of the Partnership's annual report to Partners for the year ended December 31, 2000, is incorporated herein by reference.

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 None



                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

a) Market Information

The Partnership has two classes of equity securities, General Partners Interests and Limited Partners Interests ("Interests"). On February 2, 1987, the Partnership satisfied the initial escrow requirements and investors were admitted to the Partnership as limited partners except for New York investors who were admitted to the Partnership April 30, 1987, due to special escrow requirements for those investors. The offering of such Interests by the Partnership terminated on August 31, 1988, at which time 20,653.69 Interests had been sold to the public at a price of $250 per Interest. Of the Interests sold, 16,699.69 Interests were sold during 1987 and 3,954 were sold from January 1, 1988, to August 31, 1988. No additional Interests have been sold. Management is not aware of any public trading market, however, there has been an emergence of activity through partnership matching services.

 b) Security Holders

                       NUMBER OF RECORD HOLDERS          NUMBER OF INTERESTS
TITLE OF CLASS        (AS OF DECEMBER 31, 2000)      (AS OF DECEMBER 31,2000)

Limited Partnership
Interests                        644                          20,653.69

 c) Dividends or Similar Distributions

"Cash Available for Distribution" is defined in the Partnership Agreement to include Net Cash Flow less amounts set aside for Reserves plus the amount of any General Partner Loan for such period. "Net Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. The Partnership will make distributions of Cash Available for Distribution within 30 days after the end of each calendar quarter. Cash Available for Distribution will be distributed 95% to the Limited Partners and 5% to the General Partners, provided that the payment to the General Partners will be reduced and paid to Limited
Partners unless and until the cumulative cash distributions to the Limited Partners equal at least 8.5% of their Capital Investment on an annualized basis (the "Subordination Rate"). The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 2000, though the amount of Cash Available for future Distributions will depend in part on the performance of the Partnership's investments, and there can be no assurance as to the amount, if any, that may be distributed. The Partnership continued cash distributions in 2000 with an aggregate of $557,650 to its Limited Partners. Distributions for 2000 were at a rate that equaled 10% of their original capital investment.

After repayment of any General Partner Loan, Sale Proceeds will be distributed as follows: (i) to the Limited Partners, an amount equal to 100% of their Capital Investment; (ii) then 100% to the Limited Partners until they have received an amount equal to 10% per annum simple interest cumulative on Capital Investment, less prior distributions of Cash Available for Distribution; (iii) then an amount to the General Partners equal to 12% of the Sale Proceeds remaining after return to all Partners of an amount equal to 100% of their Capital Investment, but not more than an amount equal to 15% of Sales Proceeds remaining after return to the Partners of their Capital Investment and an amount to the Limited Partners (including prior distributions of Net Interest on Partnership Subscriptions and Cash Available for Distribution) equal to 6% simple interest per annum, cumulative, commencing at the end of the calendar quarter in which each Limited Partner's Original Capital Contribution is made; and (iv) all remaining proceeds to the Limited Partners. The Partnership will continue in existence until December 31, 2006, unless terminated earlier by disposition of all of its assets or certain other events. Upon termination, the Partnership will commence liquidating its properties as soon as feasibly possible, depending upon, among other factors, federal income tax consequences to its Limited Partners and approval of a majority of limited partnership interests.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations"on pages 4 and 5 of the Partnership's annual report to Partners for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements included on pages 4 through 7 of the Partnership's annual report to Partners for the year ended December 31, 2000 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Kerber, Eck and Braeckel, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a-b) Directors and Executive Officers

The Partnership has no directors or officers. The General Partners of the Partnership are Mr. John Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr. Vishnevsky is the sole stockholder; and EC Corp., a Wisconsin corporation of which Mr. Stephen P. Kotecki is the sole stockholder. Both John Vishnevsky and NDII have been general partners of the Partnership since its inception. EC Corp. became a general partner on June 20, 1991. The address of each of the General Partners is 1155 Quail Court, Pewaukee, Wisconsin, 53072-3703. The telephone number of John Vishnevsky and NDII is (262)691-3122. The phone number for EC Corp. is (262) 695-1400.

The General Partners manage and control the affairs of the Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of NDII and EC Corp. are as follows:


                                                            Term Held
 Name                       Office                        Office (since)

NDII:
 John Vishnevsky        President, Director                 09/30/74
 Stephen P. Kotecki   Vice President, Secretary,Treasurer   04/12/91
                           and Director

EC Corp.:
 Stephen P. Kotecki  President, Treasurer, Director         10/30/92
 Thomas Rielly        Vice President, Secretary,Director    12/17/92

Officers of the corporations are elected annually by their respective Boards of Directors. There is no arrangement or understanding between or among any of said directors or officers and any other person pursuant to which such individual was selected as a director or officer.

 (c) Identification of Certain Significant Persons

 The General Partners, in conjunction with their affiliates, believe that they have sufficient personnel to fully discharge their responsibilities to the Partnership. The Partnership employs various individuals to oversee the Partnership affairs and report to the General Partners, but the Partnership relies directly on the General Partners for the management and control of the Partnership's affairs. See Subsection (d), for a description of the business experience of officers, directors, and personnel of the General Partners and affiliates.

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



                      RELATIONSHIP OF GENERAL PARTNERS
                             AND THEIR AFFILIATES


 The following diagram shows the relationship of the Partnership to various prior or current affiliates:

                       NATIONAL REAL ESTATE LIMITED
                    PARTNERSHIP INCOME PROPERTIES-II

 EC CORP                    JOHN            100%            NATIONAL
 Corporate              VISHNEVSKY                      DEVELOPMENT AND
 General Partner         Individual                      INVESTMENT, INC.
                       General Partner            Corporate General

         100%                        100%                      100%
  JOHN VISHNEVSKY             NATIONAL SELECTED           NATIONAL REALTY
      COMPANY                  SECURITIES CORP.           MANAGEMENT, INC.
  Financial and Real
  Estate Consulting and         Security Sales      Partnership and Property
     Services                                       Management Acquisition &
                                                           Brokerage

  (1) The outstanding stock of EC Corp. is held by Mr. Stephen P. Kotecki
  (100%).

  (2) Until February 6, 1998, the outstanding stock of NRMI was held by Mr. Edward Carow (51%), Ms. Anastasia Vishnevsky, Mr. John Vishnevsky's daughter, (25%), and Mr. Jeffrey Wussow (24%). Since February 6,1998, the outstanding stock is owned 100% by John Vishnevsky.

 (d) Business Experience

 The experience of the officers and directors of the corporate General Partners and of Mr. Vishnevsky includes the following:

John Vishnevsky (age 77), President and Director of NDII, and 100% owner of NRMI, is a graduate of Marquette University. For over 40 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, or corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests.
Mr. Vishnevsky is a licensed as a real estate broker. He has lectured frequently and taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Great Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, Principles, and Don't Feed the Crocodiles.

Stephen P. Kotecki (age 50), Vice President, Treasurer and Director of NDII and President, Treasurer, and Director of EC Corp., is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees' District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing Evaluation Specialist. As a college instructor, Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

Thomas P. Rielly (age 53), Vice President, Secretary, and Director of
EC Corp., is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 25 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 13 years.

Other personnel of Affiliates of the General Partners who were significantly involved in the Partnership's affairs include the following:

Julie Benoit (age 43), is the Director of Finance for NRMI. She is responsible for the development of property management policy and administration of management activities. She also supervises NRMI accounting services. In her 16 years of service at NRMI, Ms. Benoit has functioned as Accounting Manager for NRMI and other affiliated corporations. She has also served as administrator of NSSC, an affiliated securities corporation, and has participated in the syndication of real estate and property liquidations. Prior to joining NRMI, Ms. Benoit worked for six years as an accounting supervisor for the various mortgage subsidiaries of Mortgage Guarantee Insurance Company of Milwaukee. She was also an internal auditor for Time Insurance Company. She is a CPA and a cum laude graduate of the University of WisconsinBMilwaukee, with a Bachelor degree in accounting.

Joan Jenstead (age 66), Director of Property Operations, has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified Property Manager and a licensed Wisconsin real estate broker. Ms. Jenstead attended the University of North Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the Institute of Real Estate Management,
(IREM). In 1988, she served as President of the local chapter of the Institute of Real Estate Management. She has served as a member of the national faculty of IREM, a past faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin Technical College Trustee Association. In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher
Education. In 1994 she was elected as director on the National Board of the Association of Community College Trustees. In 2000 The Wisconsin Trustee Association recognized Ms. Jenstead's community college service with a Lifetime Membership Award to the National Association.

John Vishnevsky is or was the Individual General Partner of National Real Estate Limited Partnership-II(NRELP-II), National Real Estate Limited Partnership-III (NRELP-III), National Real Estate Limited Partnership-IV (NRELP-IV), National Real Estate Limited Partnership-V (NRELP-V), National Real Estate Limited Partnership-VI (NRELP-VI), National Real Estate Limited Partnership Income Properties (NRELP-IP) and the Partnership among others. NDII is or was a corporate general partner of NRELP-IV, NRELP-V, NRELP-VI, NRELP-IP, and the Partnership, among others. EC Corp. is or was a corporate general partner of NRELP-VI, NRELP-IP and the Partnership, among others. The Boards of Directors of the Partnership's Corporate General Partners, NDII and EC Corp., may be deemed to be interlocking.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of management=s knowledge, there are no violations of this requirement.

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

Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 95% to the Limited Partners and 5% to the General Partners. For such 5% interest, the General Partners contributed $1,000 to the Partnership. For the fiscal period ended December 31, 2000, this interest resulted in net taxable income to the Individual General Partner of approximately $4,147. There were no cash distributions to the Individual General Partner during 2000.

Upon a Partnership liquidation, the General Partners will be distributed an amount equal to 12% of the remaining sale proceeds after return to the Limited Partners of an amount equal to 100% of their Capital Investment, but not more than an amount equal to 15% of sale proceeds remaining after return to the partners of their Capital Investment and an amount to the Limited Partners equal to 6% simple interest per annum. This distribution to the General Partner is subordinated to cumulative noncompounded distribution of Sale proceeds and Cash Available for Distribution to the Limited Partners equal to 10% per annum on their Capital Investment. An affiliate may also receive real estate commissions of up to 3% of the aggregate selling price of the properties. Upon liquidation of the Partnership, all liquidation proceeds will be distributed to the Partners in proportion to their Net Capital Accounts.

The Partnership is engaged in various transactions with affiliates of the General Partners.

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

The contracts between the Partnership and affiliates,including the February 28, 1992, purchase of the Amberwood Apartments (as described in the Business section of the Partnership's annual report to investors), provide that the compensation, price, or fee must be comparable and competitive with the compensation, price, or fee which would be charged by an unaffiliated person whose services could reasonably be made available to the Partnership. The General Partners believe compensation to affiliates for services to the Partnership was on terms no less favorable to the Partnership than would have been available through arm's-length negotiations for similar services from unrelated parties.

 ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Partnership.

 (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership who beneficially own in aggregate the following Interests of the Partnership as of December 31, 2000.

                       Name of            Amount and Nature of     Percent of
 Title of Class      Beneficial Owner      Beneficial Ownership      Class

 Limited Partnership John Vishnevsky         8.69 Interests            0.04%
 Interests                                Sole Investment Power

(c) There is no arrangement known to the Partnership which may, at a subsequent date, result in a change in control of the Partnership, however, the Partnership has been named as a nominal defendant in certain litigation which will likely limit the authority of the General Partners to sell Partnership property (See Exhibit 13, Legal Proceedings).

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 2000.

On February 28, 1992, the Partnership purchased twelve units of Amberwood Apartments from National Real Estate Limited Partnership-VI ("NRELP-VI"). The General Partners of the Partnership were the same General Partners of NRELP-VI and therefore the Partnerships were "affiliates" (as described in the Prospectus). A detailed description of the purchase may be found in the Business section of the annual report to Partners for the year ended December 31, 1992 incorporated herein by reference.

There were no other transactions with management other than the Partnership's transactions with the General Partners and affiliates as described in this report at Items 9, 10, and 11.


 ITEM 13.   EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(A) Exhibits
See attached exhibit list which is incorporated by reference.

(B) Reports on Form 8-K for the Quarter ended December 31, 1999
None

(C) Exhibits
3(a) Limited Partnership Agreement. Incorporated by reference from Prospectus previously filed with Registration Statement 33-6337 on Form
S-11 effective August 18, 1986.
3(b) Certificate of Limited Partnership. Incorporated by reference from
Exhibit 3B of the Registration Statement 33-6337 on Form S-11 effective August 18, 1986.
4    Subscription Agreement Evidencing Ownership of a Partnership Interest.
Incorporated by reference from Registration Statement 33-6337 on Form S-11 effective August 18, 1986.
10(a)  Consulting Fee Agreement between the Partnership and NDII dated
August 18, 1986. Incorporated by reference from the 1986 10-K filed March
30, 1987.
10(b)  Acquisition Agreement between the Partnership and NDII dated
August 18, 1986. Incorporated by reference from the1986 10-K filed March
30, 1987.
10(c) Organization Expense Agreement between the Partnership and NDII dated August 18, 1986.Incorporated by reference from the 1986 10-K filed March
30, 1987.
10(d)  Contracts for Acquisition of Assets-
(1)    With respect to Cave Creek  Mini-Warehouse,Phoenix, Arizona(Phase I):
Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated March 1, 1987.
(2)   With respect to Cave Creek Mini-Warehouses, Phoenix, Arizona(Phase II):
Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated April 30, 1987.
(3)   With respect to Amberwood Apartments, Holland, Michigan (36 units):
Incorporated by reference from Exhibit 2-1 to current reports on Form 8-K dated June 17, 1988, and August 8, 1988.
(4)   With respect to Amberwood Apartments, Holland, Michigan (8 units):
Incorporated by reference from Exhibit 2-1 to current reports on Form 8-K dated September 16, 1988.
(5)   With respect to Amberwood Apartments, Holland, Michigan (12 units):
Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated February 28, 1992.
10(e) Escrow Agreement dated August 18, 1986. Incorporated by reference from
Exhibit 10 to Registration Statement 33-6337 effective August 18, 1986.
10(f) Management Consulting Delegation of Duties Agreement between the General Partners and NRMI dated May 28, 1991. Incorporated by reference from the 1991 10-K filed March 27, 1992.
10(g) Co-General Partner Agreement dated June 20, 1991,incorporated by reference from Exhibit 5-1 to current report on Form 8-K dated July 26, 1991. 10(h) Property Management Agreement between the Partnership and NRMI dated November 1, 1995.Incorporated by reference herein. (See 12-31-98 Form 10K SB) 10(i) Sublease Agreement between the Partnership and NRMI dated February
1, 1998. Incorporated by reference herein. (See 12-31-98 Form 10K SB)
*13   National Real Estate Limited Partnership Income Properties-II 2000
Annual Report to Partners is included as an exhibit hereto for those portions of such annual report specifically incorporated by reference elsewhereherein.
*27        Financial Data Schedule

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

         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
                                  (Registrant)

  Dated: March 30, 2001                 By:         /S/ John Vishnevsky
                                                      John Vishnevsky
                                        President and Chief Operating and
                                                      Executive Officer
                                National Development and Investment, Inc.
                                                Corporate General Partner

 Dated: March 30, 2001                  By:         /S/ John Vishnevsky
                                                      John Vishnevsky
                                  Chief Financial and Accounting Officer
                                National Development and Investment, Inc.
                                                Corporate General Partner


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

/S/John Vishnevsky                President and Director March 30, 2001
John Vishnevsky                   National Development and    (dated)
                                  Investment, Inc.


/S/ Stephen P. Kotecki            Vice President, Secretary,  March 30, 2001
Stephen P. Kotecki                Treasurer and Director          (dated)
                                  National Development and
                                  Investment, Inc.

/S/ Stephen P. Kotecki            President,Treasurer and     March 30, 2001
Stephen P. Kotecki                Director                       (dated)
                                  EC Corp.



/S/ Thomas Rielly                 Vice President, Secretary   March 30, 2001
Thomas Rielly                     and Director                    (dated)
                                  EC Corp.


* The indicated positions are held in the Corporate General Partners of the Registrant.



                                EXHIBIT 13

        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II

   BUSINESS

   The Registrant, National Real Estate Limited Partnership Income Properties-II (the APartnership@), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated May
   28, 1986. As of December 31, 2000, the Partnership consisted of an Individual General Partner, two Corporate General Partners and 641
   Limited Partners owning 20,653.69 limited partnership interests
   (the "Interests") acquired at a public offering price of $250 per Interest ($5,163,423 net). On February 2, 1987, the Partnership satisfied its escrow requirements and admitted Limited Partners to the Partnership except for New York investors who were admitted as of April 30, 1987, due to special escrow requirements for those investors. The Interests were sold commencing August 18, 1986, and ending August 31, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 Registration #33-6337) as amended. The Individual General Partner is John Vishnevsky and the Corporate General Partners are National Development and Investment, Inc. (ANDII@), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

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

  The Partnership will continue in existence until December 31, 2006, unless terminated earlier by disposition of all of its assets or certain other events. Upon termination, the Partnership will commence liquidating its properties as soon as feasibly possible, depending upon, among other factors, whether the Partnership's investment objectives are met including, potential capital appreciation, cash flow, and federal income tax consequences to its Limited Partners.

  On March 1, 1987, the Partnership acquired its first investment property, a parcel of land containing three of the five buildings of Cave Creek Mini-Warehouse, a self storage mini-warehouse rental complex located in Phoenix, Arizona. The Partnership acquired an additional parcel of Cave Creek on April 30, 1987, that consisted of part of a two-story building. On June 17, 1988, the Partnership purchased a portion of Amberwood Apartments containing 36 apartment units located near Holland, Michigan. The Partnership acquired an additional portion of Amberwood Apartments on September 16, 1988, that consisted of eight apartment units by exercising its option to purchase those units. On February 28, 1992 the Partnership acquired the remaining twelve units of Amberwood Apartments. The properties are more fully described in this report in Properties.

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

  During 2000, the Partnership employed one full-time and three part-time on-site personnel in the following capacities: 2 managers, 1 rental agent, 1 cleaning and maintenance person. In addition, due to the centralized nature of the Partnership's accounting and management systems, another
  17 employees provided various accounting and management services to this and other partnerships. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements with the Partnership.

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

  PROPERTIES

  The properties in which the Partnership has invested are owned in fee simple, described more fully at Notes to Financial Statements (Note A). Upon the 1992 purchase of twelve units of Amberwood Apartments the property is owned in fee simple, subject to the mortgage. The principal factors which the General Partners believe affect rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management. The Partnership's investment properties are described below:

  CAVE CREEK

  Cave Creek Lock-It Lockers Mini-Warehouse (the "Complex") is located on approximately 1.7 acres at 1201 East Cinnabar Avenue, Phoenix, Arizona.
  The 728 unit Complex consists of three individual one-story and two individual two-story buildings of which construction was completed in July 1985. When the Partnership purchased Phase II on March 1, 1987, it acquired single-story and two-story buildings located on approximately one acre of land. The Partnership acquired Phase III on April 30, 1987, and it consisted of part of a two-story building. A fee simple title has been acquired for both Phase II and III. In addition to the five warehouse buildings, there is an on-site office/apartment located at the north end of one of the buildings. Security in the Complex is provided by a resident manager and a fenced perimeter with double-gate access to the property. The Partnership has an interest in the remaining portion of the Complex for access and use of the business office facilities. National Real Estate Limited Partnership Income Properties, another partnership of which the General Partners are general partners, owns the other portion.

  Cave Creek Lock-It Lockers has an aggregate of 46,283 net rentable square feet. Units may be subdivided as the market demands;therefore, the total unit count fluctuates.

  The Partnership acquired approximately 27,255 net rentable square feet in the three buildings it purchased in Phase II and approximately 11,424 net rentable square feet in Phase III. Phase II and III represent approximately 82% of the total net rentable square feet of the Complex.


  AMBERWOOD APARTMENTS

  On June 17, 1988, the Partnership purchased Amberwood Apartments, together with John Vishnevsky, individually, and National Real Estate Limited Partnership-VI ("NRELP-VI"), a Wisconsin limited partnership affiliated with the General Partners, from a corporation not related to the Partnership.The Partnership's portion as tenants-in-common originally encompassed 36 apartment units that were converted into condominium units.

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

  The apartment mix and asking rents of Amberwood as of December 2000 are as follows:

                                            SQUARE           ASKING
  DISCRIPTION OF UNIT    NUMBER OF UNITS      FEET        RENT PER MONTH

  2 Bdrm/1 Bath          14                 915               $650
  2 Bdrm/1 Bath          14                 912                650
  2 Bdrm/2 Bath          14                 1,080              725
  2 Bdrm/2 Bath          14                 1,231              775

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

  LEGAL PROCEEDINGS

  On May 25, 1999, the general partners, the property management company
  (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The Partnership (along with other partnerships, collectively the "Partnerships") was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement.

  Based upon the Stipulation, on April 27,2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

  An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnership investment property (the "Property"). However, no offer to purchase the Property will be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Property will be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiffs'counsel's legal fees, expenses and costs, with interest thereon. The Partnerships'Representative is presently preparing an Offering Memorandum for marketing the Property.

  Interim distributions to limited partners will continue to be made in accordance with the limited partnership agreement. However, upon final approval of the Settlement, distributions were increased to the extent that sufficient reserves were established to support normal partnership operations and the wind-up of Partnership affairs upon the sale of the Property. Any such additional distributions were made within 30 days of the final approval of the Settlement.

  NRMI and the general partners shall continue to provide management and consulting services to the Partnership on the same terms and conditions currently provided under existing contracts until the Property is sold and assets liquidated and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Property.

  The plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the Partnerships, including the Partnership, will be settled through binding arbitration.
  Any such expenses disallowed through arbitration shall be reimbursed to the Partnerships.

  At the April 27, 2000 hearing, the lawsuit was certified as a non-opt out class action,in which all limited partners of the Partnership other than the Vishnevsky Defendants are required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsel's attorneys fees would be equal to one-third of the difference between the secondary market value of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligations. The Court allowed the Vishnevsky Defendants sixty days thereafter to present their evidence regarding secondary market value.

  On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiffs' Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000.00 against the Vishnevsky Defendants and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the secondary market value for computing the plaintiffs' counsel's attorneys fees until the arbitration proceedings are completed and the Partnerships' properties are sold. A Motion for Reconsideration of the sanctions was filed with the Court and was denied on September 25, 2000. The Vishnevsky Defendants filed a motion with the Court to stay payment of the sanctions pending appeal. That motion was also denied.

  On August 2, 2000, the Vishnevsky Defendants filed an appeal from that portion of thejudgment determining the method for computing the plaintiffs' counsel's attorneys fees. On October 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals has been granted. The appellate court has temporarily stayed payment of the sanctions pending receipt of briefs on the issue. The arbitration panel has not been fully selected but discovery is proceeding. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information contained in this Annual Report on Form 10-KSB contains 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of1995, which can be identified by the use of forward-looking terminology such as 'may','will', 'expect', 'anticipate', 'estimate', or 'continue' or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments, and (vi) other factors described elsewhere in this Annual Report.

  LIQUIDITY AND CAPITAL RESOURCES

  On February 2, 1987, the Partnership attained subscriptions from investors in excess of the minimum offering amounts. All proceeds received in trust and deposited with First Wisconsin Trust Company in Milwaukee, Wisconsin, became available for Partnership purposes (except for subscriptions from New York investors, which became available on April 30, 1987). The Partnership sold Interests in the aggregate amount of $5,163,423. Such proceeds were used to pay offering costs to purchase the properties described in this report in Properties, to pay costs related to purchasing such properties, and to meet capital requirements for operations.

  During 2000, the Partnership made cash distributions to its limited partners totaling $557,650. Distributions from 2000 were at a rate that equaled 10% on investors' original capital investment. The Partnership's ability to maintain and/or increase distributions during 2001 is dependent upon the results of operations; therefore, no assurance as to the distribution amount, if any, can be made.

  The Partnership has a mortgage note payable with LaSalle Bank FSB. At December 31, 2000, the mortgage payable was $525,294. This loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusted to 2.35% on May 1, 2002 (8.4% at December 31, 2000). Monthly payments of principal and interest are paid based on a twenty-five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. The mortgage loan payable is collaterized by the Amberwood Apartments. Interest paid was $45,761 and $45,601 in 2000 and 1999, respectively.

  RESULTS OF OPERATIONS

  During 2000, the Partnership operated two investment properties: Cave Creek Lock-It-Lockers and Amberwood Apartments.

  Cave Creek Lock-It Lockers' asking rents remained the same as 1999, and as of December 31, 2000 ranged from $10 to $165, based on unit size. Average annual occupancy was 89.59% and 89.47% in 2000 and 1999 respectively. Marketing efforts are directed primarily through the use of Yellow Pages advertising, which is the main source of traffic. Management uses resident referral coupons for all current tenants, offering a discount if they send us new clients. The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. The General Partners believe marketing efforts and excellent customer service will continue to help occupancy remain strong.

  Amberwood's, average occupancy during the fourth quarter of 2000 was 99% as compared to 97% for the same period in 1999. Year to date occupancy for 2000 was 98% as compared to 97% for the same period in 1999.

 Amberwood advertises in the Holland Sentinel, Select Living
 (apartment guide), and the Yellow Pages, both Ameritech and TDI. Periodic mailings are made to area real estate agents and brokers, and the leasing consultants keep in close contact with the Human Resource Departments of area businesses and industry. Lease expiration dates have been staggered to avoid leases expiring during slower periods. There is a strong emphasis on customer service because in a small community such as Holland word travels fast when you have a nice, well maintained community and satisfiedresidents. Current residents and real estate brokers can receive a $50 rent credit or referral fee for new rentals. All new residents receive a welcome gift basket and a personalized card from the staff at Amberwood upon move in.
 The area economy is stabilizing with some companies adding staff while some are laying off or implementing hiring freezes. Extra effort has been given to having the property in A+ condition because of all the new competition.

 Partnership net income decreased $19,484, or 20%, from $102,427 in 1999 to $82,943 in 2000. The decrease in net income was due to an increase in operating revenues of $13,008 netted with an increase in operating expenses of $25,261, and an increase in other expenses of $7,231.

 Operating revenues increased $13,008, or 1%, from $751,009 in 1999 to $764,017 in 2000. The increase was due to decreased vacancies at the Cave Creek Lock-It Lockers, where vacancies decreased from 6.5% in 1999 to 5.4% in 2000.

 Operating expenses increased $25,261 or 3.2%, from $631,307 in 1999 to $656,568 in 2000, due to an increase in administrative expenses.

 Interest income decreased $7,071 due to increased distributions in 2000.

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



















                          Independent Auditors' Report


 The Partners
 National Real Estate Limited Partnership
 Income Properties II


      We have audited the accompanying balance sheet of National Real Estate Limited Partnership Income Properties II (a Wisconsin limited partnership) as of December 31, 2000, and the related statements of income, partners' capital and cash flows for the years ended December 31,2000 and 1999.
 These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial tatements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

      As discussed in Note B of the financial statements, the Partnership entered into a litigation settlement agreement on March 14, 2000, approved by court action on April 27, 2000, which requires the liquidation of the Partnership's investment property and dissolution of the Partnership entity. Therefore, the operations and existence of the Partnership will continue as a going concern only until such time as the investment property is liquidated and the Partnership entity dissolved pursuant to the settlement agreement. This agreement provides for binding arbitration, which has not yet taken place, to resolve claims of excessive expenses charged to the Partnership and improper taking and use of Partnership assets. The agreement also stipulates that legal fees incurred in connection with the arbitration process may not be advanced or paid by the Partnership. As a result, legal fees paid by the Partnership since the date of the settlement agreement are another matter to be resolved in binding arbitration. The financial impact of the eventual Partnership liquidation and results of the binding arbitration on the Partnership's financial statements is not determinable. In addition, the litigation that resulted in the settlement agreement may have caused the Partnership to be in default of its mortgage Loan security agreement. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached balance sheets of the corporate general partners, National Development and Investments, Inc., as of March 31, 2000, and EC Corp., as of December 31, 2000, are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by Regulation S-B of the Securities and Exchange Commission.
 Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      The accompanying statement of financial condition as of December 31, 2000, of John Vishnevsky, general partner, is also supplementary information required by Regulation S-B and was not audited by us and, accordingly, we do not express an opinion on it.




                                    KERBER, ECK & BRAECKEL LLP





        Springfield, Illinois
        February 9, 2001






                   National Real Estate Limited Partnership
                           Income Properties II

                               BALANCE SHEET

                             December 31, 2000

                                 ASSETS


 Cash and cash equivalents                                 $     238,748
 Escrow deposits and other assets                                 63,801
 Investment properties, at cost
       Buildings and improvements       $     4,154,507
       Less accumulated depreciation          1,804,893

                                              2,349,614
       Land                                     516,590        2,866,204

 Debt issue costs, net of accumulated amortization
 of $ 20,790                                                      11,790


                                                            $  3,180,543


                      LIABILITIES AND PARTNERS' CAPITAL

 Liabilities
      Tenant security deposits                                    $  27,189
      Accrued real estate tax                                        29,015
      Accrued expenses and other liabilities                         30,429
      Deferred rent                                                  18,401
      Mortgage note payable                                         525,294

                                                                    630,328

 Partners' capital
     General partners                         $       53,070
     Limited partners (authorized - 40,000
     interests; issued - 20,653.69 interests)      2,497,145      2,550,215

                                                               $  3,180,543

  The accompanying notes are an integral part of this statement.




                    National Real Estate Limited Partnership

                            Income Properties II

                           STATEMENTS OF INCOME

                          Year ended December 31



                                              2000                     1999
  Operating revenues
       Rentals                           $   733,594              $   720,873
       Other                                  30,423                   30,136

              Total operating revenues       764,017                  751,009

   Operating expenses
       Operating                             190,274                  189,103
       Administrative                        167,750                  125,544
       Building maintenance                   48,933                   75,864
       Depreciation                          134,442                  134,442
       Amortization                           11,791                    3,274
       Property taxes                         92,372                   91,050
       Advertising                            11,006                   12,030

              Total operating expenses       656,568                  631,307

              Income from operations         107,449                  119,702

    Other income (expenses)
       Interest expense                     (45,761)                 (45,601)
       Interest income                       21,255                    28,326

              Total other income (expenses) (24,506)                 (17,275)

              Net income                $    82,943               $   102,427

    Net income attributable to general
    partners(5%)                        $     4,147               $     5,121
    Net income attributable to limited
    partners 95%)                            78,796                    97,306

                                        $    82,943               $   102,427

    Net income per limited
    partnership interest                $      3.82               $      4.71


    The accompanying notes are an integral part of these statements.



                      National Real Estate Limited Partnership
                              Income Properties II

                          STATEMENTS OF PARTNERS' CAPITAL

                      Years ended December 31, 2000 and 1999



                               General        Limited
                               Partners       Partners            Total

 Balances at January 1, 1999  $  43,802      $ 3,085,230       $ 3,129,032

      Distributions to partners       -         (206,537)         (206,537)
      Net income for the year     5,121           97,306           102,427

 Balances at December 31, 1999   48,923         2,975,999        3,024,922

      Distrubutions to partners                  (557,650)        (557,650)
      Net income for the year     4,147            78,796           82,943

 Balances at December 31, 2000$  53,070       $ 2,497,145     $  2,550,215


 The accompanying notes are an integral part of these statements.


                   National Real Estate Limited Partnership
                           Income Properties II

                         STATEMENTS OF CASH FLOWS

                         Year ended December 31


                                                         2000         1999

 Cash flows from operating activities
   Net Income                                        $   82,942  $   102,427
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation                                      134,442       134,442
     Amortization                                       11,791         3,274
     Change in assets and liabilities
       Escrow deposits and other assets                (47,586)        4,578
       Tenant security deposits                           (802)        1,031
       Accrued real estate taxes                          (914)        1,631
       Accrued expenses and other liabilities           21,701         8,447
       Deferred rent                                     2,483        (3,748)

         Net cash provided by operationg activities    204,058       252,082

 Cash flows from financing activities
   Payments on mortgage note                           (6,940)        (7,100)
   Distributions to partners                         (557,650)      (206,537)

         Net cash used in financing activities       (564,590)      (213,637)

         Net increase (decrease) in cash and
           cash equivalents                          (360,532)        38,445

 Cash and cash equivalents at beginning of year       599,280        560,835

 Cash and cash equivalents at end of year         $   238,748     $  599,280


 Cash paid for interest                           $    45,761    $    45,601


 The accompanying notes are an integral part of these statements





                 National Real Estate Limited Partnership
                         Income Properties II

                     NOTES TO FINANCIAL STATEMENTS

                         December 31, 2000


 NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

   1.   Organization
   National Real Estate Limited Partnership Income Properties II (the Partnership) was organized as a limited partnership under the laws of the State of Wisconsin pursuant to a Certificate and an Agreement of Limited Partnership (the Agreement) dated May 28, 1986, for the purpose of investing primarily in commercial and residential real property and began operations in February 1987. The Partnership is to be dissolved on or before December 31, 2006.

   The Partnership consists of three general partners, National Development and Investment, Inc., John Vishnevsky, and EC Corp., and 641 limited partners at December 31, 2000. Mr. Vishnevsky is the president and sole stockholder of National Development and Investment, Inc.

   2.   Cash and Cash Equivalents

   The Partnership considers all short-term investments which have original maturities of three months or less when purchased to be cash equivalents.

   3.   Investment Properties

   Ivvestment properties are stated at cost less accumulated depreciation and amortization. Major additions and improvements are capitalized, while items which do not extend the useful lives of the assets are expensed currently.

   Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line method. The estimated useful lives used in determining depreciation are:

           Building                            27.5-40 years
           Improvements                        7-15 years
           Equipment                           5 years

   The Partnership evaluates the investment property periodically for indication of impairment including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If investment property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. Management is not aware of any indicator that would result in any significant impairment loss for the year ended December 31, 2000.



                    National Real Estate Limited Partnership
                             Income Properties II

                   NOTES TO FINANCIAL STATEMENTS   CONTINUED

                             December 31, 2000

 NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued
   4.   Deferred Financing Costs

   Deferred financing costs have been amortized using the straight-line method over the term of the agreement. Due to the impending sale of the investment properties, the remaining balance is being amortized 50% in 2000 and 50% in 2001.

   5.   Allocations and Distributions

   Pursuant to the Agreement, net income and loss from operations (exclusive of those from the sale or disposition of Partnership properties) are to be allocated 95% to the limited partners and 5% to the general partners. Any gains from the sale or disposition of Partnership properties are to be allocated first to the limited partners to eliminate any deficit in their net capital accounts; then to the general partners to eliminate any deficit in their net capital accounts; then to the limited partners in an amount equal to their initial capital investment plus any amount remaining to be paid under their cumulative preference; then to the general partners in an amount equal to the proceeds of such sale distributed to them; and all remaining amounts are to be allocated to the limited partners provided that at least 1% of the gain from sale or disposition is to be allocated to the general partners. Losses from the sale or other disposition of Partnership properties are to be allocated 88% to the limited partners and 12% to the general partners.

   Cash available for distribution, as defined in the Agreement, is distributed 95% to the limited partners and 5% to the general partners, except that the general partners' right to participate in such distributions is subordinated to cumulative payments to the limited partners of at least 8.5% of their capital investment on an annualized basis.

   The stipulation of settlement agreement discussed in Note B required that the Partnership distribute any excess cash reserves within 30 days of the final approval of the settlement. The settlement was approved by the court on April 27, 2000. The amount of the cash distribution made by Partnership in March 2000 was determined by management to be the Partnership's excess cash reserves at that time for the purposes of complying with this anticipated provision of the settlement agreement. During the years 2000 and 1999, cash distributions were made to the partners totaling $ 557,650 and $ 206,537, respectively.

   After the repayment of any general partner loans and subject to the future interest proceeds agreement with an affiliated partnership (see Note E3), proceeds of sale or disposition of Partnership properties are to be distributed as follows: (1) 100% to all partners until they have received an amount equal to their capital investment (first to the limited partners and then to the general partners); (2) then 100% to the limited partners until they have received an amount

 NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

   5.  Allocations and Distributions   Continued

   equal to their cumulative preference of 10% simple interest per annum;
   (3) then an amount to the general partners equal to 12% of such proceeds remaining after return to all partners of an amount equal to 100% of their capital investment, but not more than an amount equal to 15% of such proceeds remaining after return to all partners of their capital investment and an amount to the limited partners (including prior distributions of cash available for distribution) equal to 6% simple interest per annum, cumulative; and (4) all remaining amounts to the limited partners.

   6.  Net Income Per Limited Partnership Interest

   Net income per limited Partnership interest is based on 95% of net income as allocated to the limited partners divided by the weighted average number of interests outstanding during the year.

   7.  Advertising

   Advertising costs are expensed as incurred.

   8.  Fees to Affiliates

   Property management fees are payable currently to the general partners or affiliates of the general partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed. See Note E for property management fee rates payable to affiliated parties.

   9.  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


 NOTE B-UNCERTAINTIES PENDING OUTCOME OF ARBITRATION

   On May 25, 1999, the general partners, the property management company
   (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). National Real Estate Limited Partnership Income Properties II was not named in the original

 NOTE B-UNCERTAINTIES PENDING OUTCOME OF ARBITRATION-Continued

   lawsuit, but was later named as a defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnership and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses.


   On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement (the "Settlement") which was orally approved by the Circuit Court of Waukesha County, Wisconsin on April 27, 2000, with a judgment signed on June 20, 2000. The lawsuit was certified by the court as a no opt-out class action for settlement purposes only. Therefore, all limited partners of the Partnership as of May 25,1999, other than Mr. Vishnevsky and his affiliates, are included in the class. Pursuant to the Settlement, the Partnership investment property is currently being marketed for sale by an appointed Partnership representative. However, no offer to purchase the property will be accepted without first obtaining approval from a majority interest of the limited partners. The notice of the vote to the limited partners will inform the investors that there may be potential tax consequences to them upon sale and advise them to consult with their own tax advisors.

   The Settlement also provides for a binding arbitration hearing to resolve claims, which the plaintiffs allege against the Vishnevsky Defendants. These alleged claims include excessive or inappropriate fees charged to the Partnership; including but not limited to, certain management or consulting fees charged, expense reimbursements charged, or any other improper taking or using of Partnership property or assets. If any expenses or losses are awarded in the arbitration, they are to be reimbursed to the Partnership by Mr. Vishnevsky (including any marital property that may be subject to any award) or any corporate defendants he controls. The three required arbitrators have been identified. The final arbitrator is in the process of being notified. The arbitration process through February 9,2001, included document production and depositions.

   Pursuant to the Settlement, the Partnership and its property continue to be managed by NRMI and the general partners under the existing contracts until such time as the Partnership and its property are liquidated. The Settlement further provides for Partnership payment of employment completion incentive packages for key NRMI employees. NRMI entered into severance agreements on May 1, 2000, (the "Severance Agreements") with certain key NRMI home office employees and certain site managers, which provided for termination benefits. At




                 National Real Estate Limited Partnership
                         Income Properties II

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000


 NOTE B-UNCERTAINTIES PENDING OUTCOME OF ARBITRATION-Continued

  December 31, 2000, the Partnership accrued $ 16,090 for these termination benefits. The Severance Agreements for certain key NRMI home office employees terminated on February 1, 2001, and all accrued salaries for these key employees were paid at that time. The continued employment of certain key NRMI home office employees was renegotiated at that time, providing for substantial pay increases to encourage retention of such employees through the remaining existence of the Partnership, so as to provide adequate resources to ensure an orderly and efficient windup of Partnership affairs. The Partnership's legal counsel has indicated that in his opinion the Partnership's execution of the Severance Agreements was not a breach of the Settlement but, the payments of the Partnership's funds to the employees for whose benefit the Severance Agreement were entered into, may be included as a takings issue in the arbitration proceedings discussed earlier.

  The Settlement further provides that any legal expenses incurred in connection with the arbitration process may not be advanced or paid by the Partnership; however, the Vishnevsky Defendants may seek to be indemnified for these expenses in the context of the arbitration process. The following legal expenses may be paid by the Partnership: 1) legal expenses incurred in drafting the settlement agreement, or obtaining preliminary or final approval of settlement, 2) legal expenses incurred in the sales process for marketing or selling the investment property, or 3)other legal expenses properly incurred in the business of the Partnership unrelated to this lawsuit or the arbitration process. Certain legal expenses are currently being charged to this Partnership. Some of these current legal expenses have been designated as a matter to be resolved in the binding arbitration.

  As part of the litigation, the plaintiff's attorneys are also seeking payment of their fees from the assets of the Partnership and the other nominal defendant entities. The plaintiff's attorneys have requested to be paid 33% of the net proceeds derived from the sale of the property, which exceeds a floor amount. Net proceeds will include an offset of Partnership liabilities and selling costs. The court has given preliminary approval to the 33% reimbursement, but has not yet issued a final judgment on the floor amount. The Vishnevsky Defendants are vigorously appealing this judgment, seeking to have the plaintiff's fees reimbursed based upon the Lodestar method (i.e., time spent multiplied by a fixed hourly rate, which includes a risk factor).

  The timing of final distributions to limited partners will be largely dependent on the amount of time necessary to resolve all issues, including the completion of arbitration. The final monetary impact of these matters on the Partnership is not determinable at this time. Therefore, no provision for any such financial impact arising from this uncertainty has been made in these financial statements, pending the outcome ofarbitration.



                   National Real Estate Limited Partnership
                           Income Properties II

                NOTES TO FINANCIAL STATEMENTS   CONTINUED

                            December 31, 2000

 NOTE C-INVESTMENT PROPERTIES

    Investment properties consist of the following at December 31, 2000:



                                             Buildings and

                                                                 Accumulated
 Description                  Land           Improvements       Depreciation
                                            (in thousands)

 Cave Creek Mini-Warehouses
  Phoenix, Arizona          $   405            $   1,322           $   609
 Amberwood Apartments
  Holland, Michigan             112                2,832             1,196

                            $   517            $   4,154           $ 1,805


                             Date of
 Description             Construction             Date Acquired

Cave Creek Mini-Warehouses
 Phoenix, Arizona            1985                In phases in 1987
Amberwood Apartments
 Holland, Michigan           1988                In phases in 1988
                                                     and 1992

The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes was $ 1,872,618 at December 31, 2000.

Depreciation expense for the years ended December 31, 2000 and 1999, was $ 134,442 each year.


 NOTE D-MORTGAGE NOTE PAYABLE

   The Partnership has a mortgage note payable with LaSalle Bank FSB. At December 31, 2000, the mortgage payable was $ 525,294. This loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002 (8.4% at December 31, 2000). Monthly payments of principal and interest are paid based on a twenty-five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. The mortgage loan payable is collateralized by the Amberwood Apartments. Interest paid was $ 45,761 and $ 45,601 in 2000 and 1999, respectively.

 NOTE D-MORTGAGE NOTE PAYABLE-Continued

   Management of the Partnership has determined that the litigation as described in Note B may have created an event of default under the terms of the Partnership's mortgage loan security agreement. Management had notified the lender of the existence of the litigation at the time the lawsuit was filed. To date the Partnership has not received notification from the lender of any event of default. However, the lender has the right to foreclose on the Partnership property if it determines that an event of default has in fact occurred.

   Annual maturities of the note payable are as follows:

   2001                                                      $    8,598
   2002                                                           9,847
   2003                                                          10,707
   2004                                                          11,641
   2005                                                          12,658
   Thereafter                                                   471,843


  NOTE E-TRANSACTIONS WITH AFFILIATED PARTIES

     The general partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the general partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include certain management, accounting and other expenses. The Partnership has executed contracts providing for the following fees payable to such entities:

     1.  National Realty Management, Inc. (NRMI)

     National Realty Management, Inc. (NRMI), which is wholly owned by John Vishnevsky, was paid property management fees of $41,191 in 2000 and $ 40,441 in 1999. Monthly fees represent 6% of gross receipts from the Cave Creek Mini-Warehouse, and 5% of gross receipts from the Amberwood Apartments.

     The Partnership also paid $ 32,626 in 2000 and $ 41,113 in 1999, respectively for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

     The Partnership sub-leases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During 2000 and 1999, lease payments totaled $ 7,379 and $ 6,584, respectively which represents the Partnership's pro-rata portion, based on space occupied, of NRMI's monthly rental obligation.

 NOTE E-TRANSACTIONS WITH AFFILIATED PARTIES-Continued

     2.  National Development and Investment,Inc. (General partner)

     The Partnership paid National Development and Investment, Inc. (NDII), which is wholly owned by John Vishnevsky, for the reimbursement of costs and expenses totaling $ 140,437 and $ 68,600 in 2000and 1999, respectively.

     3.  National Real Estate Limited Partnership VI

     In 1992, the Partnership purchased 12 units of Amberwood Apartments from National Real Estate Limited Partnership VI (NRELP VI), an affiliated partnership. The Partnership is contingently liable to pay NRELP VI proceeds from a future sale of Amberwood Apartments as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Apartments, NRELP VI is entitled to receive 50% of the net sales price above $ 57,500 per unit (reduced by normal selling costs) until the affiliated Partnership earns a cumulative return of 20% on its investment. After that, NRELP VI will receive 60% of the net sales price above $ 57,500 per unit.


 NOTE F-INCOME TAXES

     Income taxes on the net earnings for the year are payable personally by the partners and, accordingly, are not reflected in the financial statements.

     Differences between the net income as reported herein and the net income reported for federal income tax purposes arise primarily from timing differences related to depreciation and accruals of accounts payable and other expenses. The following is a reconciliation of the net income herein and the net income reported for federal income tax purposes for the years ended December 31:

                                             2000                    1999

     Net income as reported in the
     financial statements               $   82,94               $   102,427
     Deduct:
      Depreciation                         (7,342)                   (7,865)
      Accrued expenses not deducted
      for tax purposes:
      Wages                                   619                     5,217
      Loan costs                            8,515                         -
      Severance                            16,090                         -
      Miscellaneous expenses                5,408                         -

     Net income reported for federal
     income tax purposes                $ 106,233                $   99,779




 NOTE G-FAIR VALUES OF FINANCIAL INSTRUMENTS

   1.  Cash and Cash Equivalents

   The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

   2.  Debt

   The carrying value of the variable-rate, mortgage note payable approximates its fair value.


 NOTE H-CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in various financial institutions in Arizona, Michigan, and Wisconsin. These balances are insured by the Federal Deposit Insurance Company up to $ 100,000. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


 NOTE I-BASIS OF ACCOUNTING

   The Partnership records are maintained on the basis of accounting utilized for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records and adjusted to the accrual basis of accounting in accordance with generally accepted accounting principles (GAAP). The primary adjustments are for differences in depreciation methods and additional accruals of accounts payable. Certain accrual and tax basis amounts are summarized as follows:


                                     2000               1999

                                GAAP      Tax       GAAP     Tax
                               Basis     Basis      Basis    Basis
                                         (In thousands)
   Total assets              $  3,181  $  3,767   $  3,640  $  4,225
   Partners' capital
    General partners               53        84         49        78
    Limited partners            2,497     3,080      2,976     3,537

   Net income
    General partners                4         5          5         5
    Limited partners               79       101         97        95



 NOTE I-BASIS OF ACCOUNTING-Continued

     As discussed in Note B, the Partnership reached a settlement agreement that will ultimately result in the liquidation of the Partnership's net assets. These financial statements are prepared in accordance with the accrual basis of accounting, assuming the Partnership will continue as a going concern until the investment property is sold. The liquidation basis of accounting was not used in the preparation of the financial statements since operations will continue, and liquidation is not imminent, until the investment property is sold.









                          SUPPLEMENTARY INFORMATION









                  National Development and Investment, Inc.

                                 BALANCE SHEET


                                March 31, 2000

                                    ASSETS


   Cash and cash equivalents                             $  1,039
   Mutual fund investments                                 37,099
   Investments in partnerships                              3,484

                                                     $     41,622



                      LIABILITIES AND STOCKHOLDERS' EQUITY


    Stockholders' equity
      Common stock, 2,000 shares authorized:
        1,200 issued and outstanding       $   1,800,000
      Accumulated deficit                     (1,495,378)    $   304,622

    Less cost of 50 shares of common stock
        held in treasury                                        (263,000)

                                                            $     41,622







                                    EC Corp.

                                 BALANCE SHEET

                               DECEMBER 31, 2000


                                     ASSETS

   Cash and cash equivalents                          $     964
   Investments in limited partnerships                       66

                                                 $        1,030




                             STOCKHOLDERS' EQUITY

   Common stock, 9,000 shares authorized;
     100 shares issued and outstanding:
     $ 1 par value                                    $    100
   Additional paid-in-capital                            2,495
   Accumulated deficit                                  (1,565)

                                                      $  1,030



                              John Vishnevsky

                      STATEMENT OF FINANCIAL CONDITION

                             December 31, 2000


                                  ASSETS

    Cash and cash equivalents                       $   44,956
    Notes receivable                                   661,776
    Investments
       Mutual funds                  $  308,123
       Limited partnerships           4,995,611
       Corporations                      34,895      5,338,629

    Prepaid income taxes                               168,280
    Miscellaneous receivable                            34,307
    Other assets                                       168,674

                                                 $   6,416,622


                              LIABILITIES

    Accrued liabilities                             $   16,159
    Estimated tax liability on liquidation           2,136,002

                                                     2,152,161

    Net worth                                      $  4,264,461

                                                   $  6,416,622