Form 10QSB
period 2001-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2001-05-11
CIK 795306

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended   March 31, 2001

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


	INDEX


	Page

 PART I. FINANCIAL INFORMATION

Balance Sheet (Unaudited) March 31, 2001,
and December 31, 2000	2

Statement of Operations (Unaudited) - Three months
ended March 31, 2001, and 2000	3

Statement of Changes in Partners= Capital (Unaudited) -
Three months ended March 31, 2001, and 2000	4

Statement of Cash Flows (Unaudited) -
Three months ended March 31, 2001, and 2000	5

Notes to Financial Statements (Unaudited)	6-7

 	Management's Discussion and Analysis of Financial
Condition and Results of Operations	8


PART II. OTHER INFORMATION AND SIGNATURES
Item 1.  Legal Proceedings	9-10
Item 2.  Changes in Securities and Use of Proceeds	11
Item 3.  Defaults Upon Senior Securities	11
Item 4.  Submission of Matters to a Vote of Security Holders	11
Item 5.  Other Information	11
Item 6.  Exhibits and Reports on Form 8-K	11






PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II

(A Wisconsin Limited Partnership)
BALANCE SHEET
(Unaudited)


           March  31,
           2001

      December 31,
    2000

ASSETS











Cash and cash equivalent

$233,143

$238,748

Escrow deposits and other assets

41,164

63,801


Investment properties, at cost





Land

516,590

516,590

Buildings and improvements

4,154,507

4,154,507









4,671,097

4,671,097







Less accumulated depreciation

1,838,420

1,804,893









2,832,677

2,866,204







Intangible Assets:





Debt issue costs, net of accumulated amortization of $23,737 as of March 31, 2001 and $20,790 as of December 31, 2000

8,843

11,790









$3,115,827

$3,180,543







LIABILITIES AND PARTNERS' CAPITAL











Liabilities:





Accrued expenses and other liabilities
Accrued real estate tax
$746
22,978

$30,429
29,015

Tenant security deposits

26,250

27,189

Mortgage notes payable (Note 5)

523,086

525,294

Deferred Rent

23,295

18,401









596,355

630,328





Partners' Capital:





General Partners

55,147

53,070

Limited Partners
                  (authorized C 40,000 Interests; issued C 20,653.69
                  Interests)

2,464,325

2,497,145








2,519,472

2,550,215

See notes to financial statements.

$3,115,827

$3,180,543





NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Operations




(Unaudited)



            Three Months Ended
           March 31 ,




2001

2000



INCOME







Operating income

$186,120

$187,496



Total income

186,120

187,496











OPERATING EXPENSES







Operating expenses

65,421

68,985



Administrative expenses

34,750

35,306



Depreciation and amortization
 36,474

34,429



Interest expense

10,968

11,174



Total expenses

147,613

149,894











Income  from Operations

38,507

37,602



Other Income (Expenses):







Interest income

3,038

6,976











Net Income

$41,545

$44,578











Net Income attributable to
General Partners (5%)

$2,077

$2,229



Net Income attributable to
Limited Partners (95%)

$39,468

$42,349



              Per Limited Partnership
             Interests outstanding-20,653.69

$1.91

$2.05




See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
	(A Wisconsin Limited Partnership)
	Statement of Changes in Partners' Capital
	(Unaudited)
	Three Months Ended March 31





                          Limited             General
                          Partners            Partners            Total
March 31, 2001


Partners' Capital,
beginning of period     $2,497,145           $53,070          $2,550,215

Distributions              (72,288)               --             (72,288)

Net Income for the period   39,468             2,077              41,545

Partners' Capital,
       end of period    $2,464,325           $55,147          $2,519,472




March 31, 2000

Partners' Capital,
beginning of period    $2,975,999            $48,923          $3,024,922

Distributions            (402,747)                --            (402,747)

Net Income for
 the period                42,349              2,229              44,578

Partners' Capital,
 end of period         $2,615,601            $51,152          $2,666,753




See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
Three Months Ended March 31








2001

2000

Operating Activities:





Net income  for the period

$41,545

$44,578

Adjustments to reconcile net income to net cash provided by operating activities:





Depreciation

33,527

33,609

Amortization of debt issue costs

2,947

819







Changes in operating assets and liabilities:





Escrow deposits and other assets

22,637

532

Deferred rent

4,894

8,088

Accrued expenses, other liabilities and accrued
Real estate taxes

(35,720)

2,264

Tenant security deposits

(939)
(741)







              NET CASH PROVIDED BY OPERATING ACTIVITIES

68,891

89,149







Investing Activity:

0

0







Financing Activities:





Distributions to partners

(72,288)

(402,747)

Payments on mortgage payable

(2,208)

(2,001)







NET CASH USED IN FINANCING ACTIVITIES

(74,496)

(404,748)







DECREASE IN CASH

(5,605)

(315,599)







Cash and cash equivalents at beginning of period

238,748

599,280







CASH AND CASH EQUIVALENTS AT END OF PERIOD

$233,143

$283,681







See notes to financial statements.







NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
	(A Wisconsin Limited Partnership)
	Notes to Financial Statements
	(Unaudited)
	March, 2001

 1.	In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 2000 (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended March 31, 2001 may not be indicative of the operating results for the entire year.

 2. National Real Estate Limited Partnership Income Properties-II (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement authorized the issuance of 40,000 Limited Partnership Interests (the AInterests@) at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests.

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

3.	National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $10,367 under an agreement with NRMI for the three month period ended March 31, 2001. The Partnership also incurred $3,802 in the first three months of 2001 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During the first three months of 2001, the Partnership incurred lease fees totaling $1,861, which represents the Partnership=s prorata portion, based upon space occupied, of NRMI's monthly rental obligation.

4.	National Development and Investment, Inc. (NDII): The Partnership
incurred $33,263 for the reimbursement of administrative expenses incurred by NDII on behalf of the Partnership for the first three months of 2001.

5.	The mortgage note payable is secured by the Amberwood Apartments.
The loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. Maturities for the remainder of 2001 to 2004 are: $6,046, $8,971, $9,765, and $10,506 respectively.
Maturities from 2005 and thereafter are $487,798.

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




NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
	(A Wisconsin Limited Partnership)
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations
	March 31, 2001


The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers, containing 38,679 of 46,283 net rentable square feet, located in Phoenix, Arizona, and Amberwood Apartments, a 56-unit apartment complex in Holland, Michigan.

National Real Estate Limited Partnership Income Properties (ANRELP-IP@) owns the remaining portion of Cave Creek Lock-It Lockers. NRELP-IP is a Wisconsin limited partnership, affiliated with the General Partners.

Amberwood's average occupancy rate for the first quarter of 2001 was 95.39%. Cave Creek Lock-It Lockers' average occupancy during the same period was 90.88% based on net rentable square footage. During the comparable period in 2000, occupancy rates were 98.39% for Amberwood and 90.10% for Cave Creek Lock-It Lockers.

Three Months Ended March 31, 2001 and 2000

Partnership net income decreased $3,033 from $44,578 for the quarter ended March 31, 2000, to $41,545 for the quarter ended March 31, 2001. The decrease was primarily attributed to a decrease in interest income of $3,938.

Interest income decreased $3,938 due to a significant reduction in funds carried in the money market. The reduced funds were the result of a large cash distribution paid in the first quarter of 2000 for the purpose of complying with the stipulation of settlement agreement. These distributions are required to be allocated 100% to the limited partners, as outlined in the prospectus.

The decrease in cash during the first quarter of 2001 was $5,605, compared to the decrease in cash during the first quarter of 2000 of $315,599. The difference of $309,994 was due to, in part, the difference between distributions of $402,747 in 2000 and $72,288 in 2001, netted with a $20,258 decrease in cash generated by operating activities.

Amortization of debt issue costs was re-evaluated at December 31, 2000, and the decision was made to fully amortize the remaining balance by December 31, 2001. As a result, amortization expense increased from $819 in the first quarter of 2000, to $2,947 in the first quarter of 2001, an increase of $2,128 in amortization expense.

Cash provided by accrued expenses, other liabilities, and accrued real estate taxes decreased $37,984 primarily due to $29,902 in accounts payable existing at December 31, 2000 paid by March 31, 2001.

Cash provided by escrow deposits and other assets increased $22,105 in the first quarter of 2001, compared to the first quarter 2000. This increase was due to the net effect of capitalization of $6,764 in cost of property sales in 2001, and a $23,216 reduction in the salary escrow account from December 31, 2000 to March 31, 2001, due to severance salaries paid in February of 2001 and funds subsequently released from escrow.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings


On May 25, 1999, the general partners, the property management company
(NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The Partnership (along with another partnership, collectively the "Partnerships") was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnership investment property (the "Property"). However, no offer to purchase the Property will be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Property will be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interest thereon. The Partnerships' Representative has prepared and distributed an Offering Memorandum for marketing the Property.

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

At the April 27, 2000 hearing, the lawsuit was certified as a non-opt out class action, in which all limited partners of the Partnership other than the Vishnevsky Defendants are required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsel's attorneys fees would be equal to one-third of the difference between the secondary market value of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligations. The Court allowed the Vishnevsky Defendants sixty days thereafter to present their evidence regarding secondary market value.

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

On August 2, 2000, the Vishnevsky Defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiffs' counsel's attorneys fees. On October 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions.
A motion to consolidate the two appeals has been granted. No decision has been made in either appeal. The arbitration panel has been selected and discovery is proceeding. No date has been set for the arbitration hearing. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.


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



 National Real Estate Limited Partnership
           Income Properties-II
              (Registrant)




Date           May 11, 2001            _______ __  /S/John Vishnevsky
                                                 John Vishnevsky
                                      President and Chief Operating and
                                        Executive Officer
                                      National Development and
                                        Investment, Inc.
                                      Corporate General Partner


Date          May 11, 2001            _________  /S/John Vishnevsky
                                                John Vishnevsky
                                      Chief Financial and Accounting Officer



Date          May 11, 2001            _________ /S/Stephen P. Kotecki
                                                Stephen P. Kotecki
                                         President
                                      EC Corp, Corporate General Partner








SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



National Real Estate Limited Partnership
            Income Properties II
 (Registrant)




Date           May 11, 2001
                                                   John Vishnevsky
                                              President and Chief Operating
                                                and Executive Officer
                                    National Development and Investment, Inc.
                                              Corporate General Partner



Date           May 11, 2001
                                                  John Vishnevsky
                                      Chief Financial and Accounting Officer



Date           May 11, 2001
                                                Stephen P. Kotecki
                                                     President
                                                      EC Corp
                                              Corporate General Partner