Form 10QSB
period 2001-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2001-08-15
CIK 795306

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001

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

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
 Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X               No




NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II


INDEX


Page

 PART I. FINANCIAL INFORMATION

Balance Sheet (Unaudited) June 30, 2001,
and December 31, 2000	2

Statement of Operations (Unaudited) - Three and six months
ended June 30, 2001, and 2000	3

Statement of Changes in Partners= Capital (Unaudited) -
Six months ended June 30, 2001, and 2000	4

Statement of Cash Flows (Unaudited) -
Six months ended June 31, 2001, and 2000	5

Notes to Financial Statements (Unaudited)	6-7

 	Management's Discussion and Analysis of Financial
Condition and Results of Operations	8-9


PART II. OTHER INFORMATION AND SIGNATURES
Item 1.  Legal Proceedings	9-10
Item 2.  Changes in Securities and Use of Proceeds	11
Item 3.  Defaults Upon Senior Securities	11
Item 4.  Submission of Matters to a Vote of Security Holders	11
Item 5.  Other Information	11
Item 6.  Exhibits and Reports on Form 8-K	11






PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II

(A Wisconsin Limited Partnership)
BALANCE SHEET
(Unaudited)


            June 30,
           2001

      December 31,
    2000

ASSETS











Cash and cash equivalents

$223,258

$238,748

Escrow deposits and other assets

43,424

63,801


Investment properties, at cost





Land

516,590

516,590

Buildings and improvements

4,154,507

4,154,507









4,671,097

4,671,097







Less accumulated depreciation

1,871,950

1,804,893









2,799,147

2,866,204







Intangible Assets:





Debt issue costs, net of accumulated amortization of $26,685 as of June 30, 2001 and $20,790 as of December 31, 2000

5,895

11,790









$3,071,724

$3,180,543







LIABILITIES AND PARTNERS= CAPITAL











Liabilities:





Accrued expenses and other liabilities
Accrued real estate tax
$563
45,956

$30,429
29,015

Tenant security deposits

27,380

27,189

Mortgage notes payable (Note 5)

521,053

525,294

Deferred rent

17,754

18,401









612,706

630,328





Partners= Capital:





General Partners

55,739

53,070

Limited Partners
(authorized C 40,000 Interests; issued C 20,653.69
Interests)

2,403,279

2,497,145








2,459,018

2,550,215

See notes to financial statements.

$3,071,724

$3,180,543





NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Operations




(Unaudited)




            Three Months Ended
           June 30 ,

            Six Months Ended
           June 30 ,



2001

2000

2001

2000

INCOME







Operating income

$190,335

$191,632

$376,455

$379,128

Total income

190,335

191,632

376,455

379,128











OPERATING EXPENSES







Operating expenses

92,213

82,762

157,634

151,747

Administrative expenses

41,675

43,124


76,425

78,430
Depreciation and amortization
 36,478

34,431
72,952
68,860

Interest expense

11,142

12,493

22,110

23,667

Total expenses

181,508

172,810

329,121

322,704









Income  from Operations

8,827

18,822

47,334

56,424

Other Income (Expenses):







Interest income

3,007

6,048

6,045

13,024









Net Income

$11,834

$24,870

$53,379

$69,448









Net Income attributable to
General Partners (5%)

$592

$1,243

$2,669

$3,471

Net Income attributable to
Limited Partners (95%)

$11,242

$23,627

$50,710

$65,977

              Per Limited Partnership
             Interests outstandingB20,653.69

$0.54

$1.14

$2.46

$3.19


See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
	(A Wisconsin Limited Partnership)
	Statement of Changes in Partners' Capital
	(Unaudited)
	Six Months Ended June 30,





 Limited                   General
 Partners                  Partners                Total

June 30, 2001
Partners' Capital, beginning of period $2,497,145
 $53,070
 $2,550,215

Distributions (144,576) -- (144,576)

Net Income for the period 50,710
 2,669
 53,379

Partners' Capital, end of period $2,403,279
 $55,739
 $2,459,018





June 30, 2000
Partners' Capital, beginning of period  $2,975,999
 $48,923
 $3,024,922


Distributions (454,381) -- (454,381)

Net Income for the period 65,977
 3,471
 69,448

Partners' Capital, end of period $2,587,595
 $52,394
 $2,639,989




See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
Six Months Ended June 30,






2001

2000

Operating Activities:





Net income  for the period

$53,379

$69,448

Adjustments to reconcile net income to net cash provided by operating activities:





Depreciation

67,057

67,222

Amortization of debt issue costs

5,895

1,638







Changes in operating assets and liabilities:





Escrow deposits and other assets

20,377

(47,747)

Deferred rent

(647)

7,958

Accrued expenses, other liabilities and accrued
Real estate taxes

(12,925)

7,770

Tenant security deposits

191
59






NET CASH PROVIDED BY OPERATING ACTIVITIES

133,327

106,348







Investing Activity:

0

0








Financing Activities:





Distributions to partners

(144,576)

(454,381)

Payments on mortgage payable

(4,241)

(2,684)







NET CASH USED IN FINANCING ACTIVITIES

(148,817)

(457,065)







DECREASE IN CASH

(15,490)

(350,717)







Cash and cash equivalents at beginning of period

238,748

599,280







CASH AND CASH EQUIVALENTS AT END OF PERIOD

$223,258

$248,563







See notes to financial statements.







NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
	(A Wisconsin Limited Partnership)
	Notes to Financial Statements
	(Unaudited)
	June 30, 2001

 1.	In the opinion of the General Partners, the accompanying
  unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties II annual report for the year ended December 31, 2000 (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended June 30, 2001 may not be indicative of the operating results for the entire year.

 2.	National Real Estate Limited Partnership Income Properties II
  (the APartnership@) was organized under the Wisconsin Uniform Limited
   Partnership Act pursuant to a Certificate of Limited Partnership dated
    June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement authorized the issuance of 40,000 Limited Partnership Interests (the AInterests@)
     at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests.

Pursuant to the Escrow Agreement with First Wisconsin Trust Company,
 Milwaukee, Wisconsin, until the minimum number of Interests (4,850) and investors (100) were subscribed, payments were impounded in a special interest-bearing escrow account. On February 2, 1987, the Partnership received the required minimum capital contributions of $1,332,470, representing 5,329.88 Interests, and the funds were released to the Partnership.

3.	National Realty Management, Inc. (NRMI): The Partnership
 incurred property management fees of $20,367 under an agreement with NRMI for the six month period ended June 30, 2001. The Partnership also incurred $14,218 in the first half of 2001 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.
The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During the first half of 2001, the Partnership incurred lease fees totaling $3,722, which represents the Partnership=s prorata portion, based upon space occupied, of NRMI=s monthly rental obligation.

4.	National Development and Investment, Inc. (NDII): The
 Partnership incurred $54,351 for the reimbursement of administrative expenses incurred by NDII on behalf of the Partnership for the first half of 2001.

5.	The mortgage note payable is secured by the Amberwood
 Apartments. The loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty-five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. Maturities for the remainder of 2001 to 2004 are: $4,013, $8,971, $9,765, and $10,506 respectively. Maturities from 2005 and thereafter are $487,798.

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




NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
	(A Wisconsin Limited Partnership)
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations
	June 30, 2001


The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers, containing 38,679 of 46,283 net rentable square feet, located in Phoenix, Arizona, and Amberwood Apartments, a 56-unit apartment complex in Holland, Michigan.

National Real Estate Limited Partnership Income Properties (ANRELP IP@) owns the remaining portion of Cave Creek Lock-It Lockers. NRELP IP is a Wisconsin limited partnership, affiliated with the General Partners.

Amberwood=s average occupancy rate for the first two quarters of 2001 was 97.11%. Cave Creek Lock-It Lockers= average occupancy during the same period was 89.77% based on net rentable square footage. During the comparable period in 2000, occupancy rates were 98.21% for Amberwood and 91.36% for Cave Creek Lock-It Lockers.

Six Months Ended March 31, 2001 and 2000
Partnership net income decreased $16,069 from $69,448 for the first half of 2000, to $53,379 for the first half of 2001. The decrease was primarily attributed to a decrease in interest income of $6,979, an increase in operating expenses of $5,887, and an increase in depreciation and amortization expenses of $4,092.

Interest income decreased $6,979 due to a significant reduction in funds carried in the money market. The reduced funds were the result of a large cash distribution paid in the first quarter of 2000 for the purpose of complying with the stipulation of settlement agreement.

Amortization of debt issue costs was re-evaluated at December 31, 2000, and the decision was made to fully amortize the remaining balance by December 31, 2001. As a result, amortization expense increased from $1,638 in the first half of 2000, to $5,895 in the first half of 2001.

The increase in operating expenses is primarily due to increased salaries and wages in 2001.

The decrease in cash during the first half of 2001 was $15,490, compared to the decrease in cash during the first half of 2000 of $350,717. The difference of $335,227 was due to, in part, the difference between distributions of $454,381 in 2000 and $144,576 in 2001, and a $26,979
   decrease in cash provided by operating activities.

Cash provided by accrued expenses, other liabilities, and accrued real estate taxes decreased $20,695 primarily due to $29,902 in accounts payable existing at December 31, 2000 paid by March 31, 2001.

Cash provided by escrow deposits and other assets increased $68,124 in the first half of 2001, compared to the first half of 2000. This increase was due to the net effect of capitalization of $26,526 in cost of property sales in 2000 and 2001, and a $42,139 reduction in the salary escrow account from June 30, 2000 to June 30, 2001, due to severance salaries paid in February of 2001 and funds subsequently released from escrow.

Three Months Ended June 30, 2001 and 2000
Partnership net income decreased $13,036 from the $24,870 net income for the three months ended June 30, 2000, to $11,834 for the three months ended June 30, 2001. This decrease is primarily attributed to an increase in operating expense of $9,451 and a decrease in interest income of $3,041.

The increase of $9,451 in operating expense is primarily attributed to the increased cost of electricity in common areas at Amberwood Apartments during the first half of 2001, as compared to the first half of 2000.

Interest income decreased $3,041 due to large distribution pay outs from the money market account in 2000.


PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners for National Real Estate Investments
 78-II Limited Partnership, National Real Estate Investments 78-IV Limited
  Partnership, National Real Estate Investments 79-I Limited Partnership, National Real Estate Investments 79-II Limited Partnership, National Real Estate Investments 79-III Limited Partnership, National Real Estate
   Investments 81-I Limited Partnership, National Real Estate Investments 82-I Limited Partnership, National Real Estate Investments 16 Limited Partnership, National Real Estate Investments 17 Limited Partnership,
    National Real Estate Limited Partnership Income Properties, National Real Estate Limited Partnership Income Properties-II, National Select Placement - XVI Limited Partnership, National Select Placement - XVIII Limited Partnership and National Select Placement - XX Limited Partnership (the "General Partners"), NDII, NRMI, EC, and other entities and individuals were named as defendants in a lawsuit in Waukesha County Circuit Court captioned as Paustenbach, et al. v. Vishnevsky, et al., Case No. 99-CV-1034 (the "Lawsuit"). The partnerships listed above in this paragraph (the "Partnerships") were not included in the original Lawsuit but were later added to the action as nominal defendants. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the General Partners and their affiliates including NDII, NRMI and EC in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the
    Partnerships and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation, with the exception of the defendant Wolf & Company, entered into a Stipulation of Settlement.


Based upon the Stipulation, on April 27, 2000, the Circuit Court of
 Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnerships' investment properties
 (the "Properties"). However, no offer to purchase any of the Properties will be accepted without first obtaining approval from a majority interest of the limited partners of the selling Partnership. Final distributions of the net proceeds received from sales of the Properties will be made in accordance with the terms of the limited partnership agreements and prospectuses, and upon providing 20-day notice to the plaintiffs' attorney. Net proceeds will first be applied to pay plaintiffs' counsels' legal fees, expenses and costs, with interest thereon. The Partnerships'
   Representative prepared Offering Memorandums for marketing the Properties.
    Letters of Intent have been signed by potential buyers on all of the Properties. In some cases, Purchase and Sale Agreements have been executed.

Interim distributions to limited partners will continue to be made in accordance with each of the limited partnership agreements. However, upon final approval of the Settlement, distributions were increased to the extent that sufficient reserves were established to support normal partnership operations and the wind-up of each Partnership's affairs upon the sale of its investment property. Any such additional distributions were made within 30 days of the final approval of the Settlement.

NRMI and the General Partners will continue to provide management and consulting services to the Partnerships and the Properties on the same terms and conditions currently provided under existing contracts until the Properties are sold and the Partnership entities are dissolved. NRMI will also be the listing broker for the sale of the Partnerships' Properties.

The plaintiffs' claims made against NRMI, the General Partners, and other related parties for excessive charging of expenses to the Partnerships will be settled through binding arbitration. Any such expenses disallowed through arbitration will be reimbursed to the Partnerships.

At the April 27, 2000 hearing, the lawsuit was certified as a non-opt out class action, in which all limited partners of the Partnerships (except the defendants) are required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsels' attorney fees would be equal to one-third of the difference between the secondary market value of the Partnerships interests and the total funds available for distribution to the limited partners after payment of all of the Partnerships' obligations. The Court allowed the defendants sixty days thereafter to present their evidence regarding secondary market value.

On June 20, 2000, the Court entered a judgment based upon its April 27th
 decision.  Thereafter, on    July 21, 2000, the Court held a hearing on
 the plaintiffs' Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000.00 against the defendants including NDII, NRMI, EC and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the secondary market value for computing the plaintiffs' counsels' attorney fees until the arbitration proceedings are completed and the Properties are sold. A Motion for Reconsideration of the sanctions was filed with the Court and was denied on September 25, 2000. The defendants filed a motion with the Court to stay payment of the sanctions pending appeal. That motion was also denied.

On August 2, 2000, the defendants, including the Corporation, filed an appeal from that portion of the judgment determining the method for computing the plaintiffs' counsels' attorney fees. On October 10, 2000, the defendants, including the Corporation, filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals was granted. All briefing has been completed. The arbitration panel has been selected. The arbitration is tentatively set for hearing the weeks of February 11, and 18, 2002. A scheduling order will be set by the chief arbitrator on August 23, 2001. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact on the NDII Affiliates.


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



 National Real Estate Limited Partnership
 Income Properties-II
    (Registrant)




Date _______ __  /S/John Vishnevsky
John Vishnevsky
President and Chief Operating and
Executive Officer
National Development and Investment, Inc.
Corporate General Partner


Date _________  /S/John Vishnevsky
 John Vishnevsky
 Chief Financial and Accounting Officer



Date _________ /S/Stephen P. Kotecki
 Stephen P. Kotecki
 President
 EC Corp
 Corporate General Partner








SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



National Real Estate Limited Partnership
            Income Properties II
 (Registrant)




Date
 John Vishnevsky
 President and Chief Operating and
 Executive Officer
National Development and Investment, Inc.
	Corporate General Partner



Date
John Vishnevsky
Chief Financial and Accounting Officer



Date
Stephen P. Kotecki
President
EC Corp
Corporate General Partner














0


1





















8





7





10