Form 10QSB
period 2001-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2001-11-20
CIK 795306

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001

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


	INDEX


	Page

 PART I. FINANCIAL INFORMATION

Balance Sheet (Unaudited)-September 30, 2001,
and December 31, 2000	2

Statement of Operations (Unaudited) - Three and nine months
ended September 30, 2001, and 2000	3

Statement of Changes in Partners= Capital (Unaudited) -
Nine months ended September 30, 2001, and 2000	4

Statement of Cash Flows (Unaudited) -
Nine months ended September 30, 2001, and 2000	5

Notes to Financial Statements (Unaudited)	6-7

 	Management's Discussion and Analysis of Financial
Condition and Results of Operations	8-9


PART II. OTHER INFORMATION AND SIGNATURES
Item 1.  Legal Proceedings	9-11
Item 2.  Changes in Securities and Use of Proceeds	12
Item 3.  Defaults Upon Senior Securities	12
Item 4.  Submission of Matters to a Vote of Security Holders     12
Item 5.  Other Information	12
Item 6.  Exhibits and Reports on Form 8-K	12






PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II

(A Wisconsin Limited Partnership)
BALANCE SHEET
(Unaudited)


         September30,
           2001

      December 31,
    2000

ASSETS











Cash and cash equivalents

$254,843

$238,748

Escrow deposits and other assets

46,255

63,801


Investment properties, at cost





Land

516,590

516,590

Buildings and improvements

4,154,507

4,154,507









4,671,097

4,671,097







Less accumulated depreciation

1,905,479

1,804,893









2,765,618

2,866,204







Intangible Assets:





Debt issue costs, net of accumulated amortization of $29,633 as of September 30, 2001 and $20,790 as of December 31, 2000

2,947

11,790









$3,069,663

$3,180,543







LIABILITIES AND PARTNERS= CAPITAL











Liabilities:





Accrued expenses and other liabilities
Accrued real estate tax
$536
22,726

$30,429
29,015

Tenant security deposits

26,450

27,189

Mortgage note payable (Note 5)

519,062

525,294

Deferred rent

14,936

18,401









583,710

630,328





Partners= Capital:





General Partners

57,086

53,070

Limited Partners
                  (authorized C 40,000 Interests; issued C 20,653.69
                  Interests)

2,428,867

2,497,145








2,485,953

2,550,215

See notes to financial statements.

$3,069,663

$3,180,543





NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Operations




(Unaudited)




            Three Months Ended
           September 30 ,

            Nine Months Ended
           September 30 ,



2001

2000

2001

2000

INCOME







Operating income

$186,598

$194,097

$563,053

$573,225

Total income

186,598

194,097

563,053

573,225











OPERATING EXPENSES







Operating expenses

78,184

99,485

235,818

251,232

Administrative expenses

35,983

44,566


112,408

122,996
Depreciation and amortization
 36,477

34,427
109,429
103,287

Interest expense

11,185

14,102

33,295

37,769

Total expenses

161,829

192,580

490,950

515,284









Income  from Operations

24,769

1,517

72,103

57,941

Other Income (Expenses):







Interest income

2,166

4,766

8,211

17,790









Net Income

$26,935

$6,283

$80,314

$75,731









Net Income attributable to
General Partners (5%)

$1,347

$314

$4,016

$3,787

Net Income attributable to
Limited Partners (95%)

$25,588

$5,969

$76,298

$71,944

              Per Limited Partnership
             Interests outstandingB20,653.69

$1.24

$0.29

$3.69

$3.48
See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
	(A Wisconsin Limited Partnership)
	Statement of Changes in Partners' Capital
	(Unaudited)
	Nine Months Ended September 30,





  						          Limited		General
       		          Partners
                                   Partners 	   Total

September 30, 2001
Partners' Capital, beginning of period
         $2,497,145 		$53,070
$2,550,215

Distributions                                             (144,576)
 --             	    (144,576)

Net Income for the period        76,298              4,016   80,314

Partners' Capital, end of period      $2,428,867 $57,086 $2,485,953




September 30, 2000
Partners' Capital, beginning of period       $2,975,999     $48,923

Distributions   (506,015)                        --       (506,015)

Net Income for the period                                   71,944
    3,787	  	      75,731

Partners' Capital, end of period $2,541,928  $52,710     $2,594,638




See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
Nine Months Ended September 30,




2001

2000

Operating Activities:





Net income  for the period

$80,314

$75,731

Adjustments to reconcile net income to net cash provided by operating activities:





Depreciation

100,586

100,830

Amortization of debt issue costs

8,843

2,457







Changes in operating assets and liabilities:





Escrow deposits and other assets

17,546

(44,896)

Deferred rent

(3,465)

(365)

Accrued expenses, other liabilities and accrued
Real estate taxes

(36,182)

(29,666)

Tenant security deposits

(739)
(142)







              NET CASH PROVIDED BY OPERATING ACTIVITIES

166,903

103,949







Investing Activity:

0

0








Financing Activities:





Distributions to partners

(144,576)

(506,015)

Payments on mortgage payable

(6,232)

(5,072)







NET CASH USED IN FINANCING ACTIVITIES

(150,808)

(511,087)







INCREASE/(DECREASE) IN CASH

16,095

(407,138)







Cash and cash equivalents at beginning of period

238,748

599,280







CASH AND CASH EQUIVALENTS AT END OF PERIOD

$254,843

$192,142







See notes to financial statements.







NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
	(A Wisconsin Limited Partnership)
	Notes to Financial Statements
	(Unaudited)
	September 30, 2001

 1.	In the opinion of the General Partners, the
  accompanying unaudited financial statements contain all
   adjustments (consisting of normal recurring accruals)
    which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes
      required by accounting principles generally accepted in the United States of America for complete financial statements , should be read in conjunction with the National Real
        Estate Limited Partnership Income Properties II annual
         report for the year ended December 31, 2000 (please refer
          to the footnotes of those statements for additional
           details of the Partnership's financial condition). The
            operating results for the period ended September 30,
             2001 may not be indicative of the operating results
              for the entire year.

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

3.	National Realty Management, Inc. (NRMI): The Partnership
 incurred property management fees of $30,167 under an agreement with
  NRMI for the nine month period ended September 30, 2001. The
   Partnership also incurred $23,751 in the first nine months of
    2001 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August 31,
  2002. During the first half of 2001, the Partnership incurred lease fees totaling $5,583, which represents the Partnership=s prorata portion, based upon space occupied, of NRMI=s monthly rental obligation.

4. National Development and Investment, Inc. (NDII): The Partnership incurred $77,686 for the reimbursement of administrative expenses incurred by NDII on behalf of the Partnership for the first nine months of 2001. Effective October 1, 2001, all expenses previously incurred by NDII on behalf of the Partnership will be incurred by NRMI, due to the dissolution of NDII as of that date.


5.	The mortgage note payable is secured by the Amberwood
 Apartments. The loan bears interest at a variable rate of interest
  (based on five year treasury securities) plus 2.25% adjusting to
   2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty-five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. Maturities for the remainder of 2001 to 2004 are: $2,022, $8,971, $9,765,  and $10,506
        respectively. Maturities from 2005 and thereafter are $487,798.

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




NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
	(A Wisconsin Limited Partnership)
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations
	September 30, 2001


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

Amberwood=s average occupancy rate for the first three quarters of
 2001 was 97.33%. Cave Creek Lock-It Lockers= average occupancy during the same period was 88.94% based on net rentable square footage. During the comparable period in 2000, occupancy rates were 98.29% for Amberwood and 90.55% for Cave Creek Lock-It
     Lockers.

Nine Months Ended September 30, 2001 and 2000
Partnership net income increased $4,583 from $75,731 for the first three quarters of 2000, to $80,314 for the first three quarters of
  2001. The increase in net income is attributed to, in part, a decrease in interest income of $9,579, a decrease in
    administrative expenses of $10,588, and a decrease of operating expenses of $15,414, netted with a decrease in operating income of $10,172.

The $9,579 decrease in interest income is due to a decrease in interest earned on the money market account attributable to reduced interest rates, and large cash distributions paid in 2000 which reduced the account balance.

The $10,588 decrease in administrative expenses can be primarily attributed to legal fees decreased from the period January 1, 2000 through September 30, 2000, to the period January 1, 2001 through
   September 30, 2001.

Operating expenses decreased by $15,414 for several reasons.
 Manager/rental agents' salary expenses are lower than the first three quarters of 2000. The first three quarters of 2000 incurred more expenses for asphalt paving than did the first three quarters of 2001. In addition, other repairs and maintenance expenses were down during the first three quarters of 2001, compared to the same time period in 2000.

Operating income decreased $10,172 due to an increase in vacancies, rent abatements, and delinquent rent write-offs.

Net cash provided during the first nine months of 2001 was $16,095 as compared to $407,138 net cash used during the first nine months of 2000. This difference is primarily due to a $361,439 decrease in cash distributed, and an increase in cash provided by escrow deposits and other assets of $62,442.

Cash provided by escrow deposits and other assets increased $62, 442 during the first three quarters in 2001 compared to the first three quarters of 2000. This increase is primarily due to a reduction in the salary escrow account from September 30, 2000 to September
    30, 2001 due to severance salaries paid in February of 2001 and funds subsequently released from escrow.

Three Months Ended September 30, 2001 and 2000
Partnership net income increased $20,652 from the $6,283 net income for the three months ended September 30, 2000, to $26,935 for the three months ended September 30, 2001. This increase is primarily attributed to a decrease in operating expense of $21,301, and a decrease in administrative expense of $8,583, netted with a decrease in operating income of $7,499.

The decrease of $21,301 in operating expenses is primarily
 attributed to a decrease in repairs and maintenance expense, asphalt paving  expense, and advertising expense for the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

The $8,583 decrease in administrative expense is primarily due to a decrease in legal fees.

Operating income decreases $7,499 primarily due to an increase in vacancies, rent abatements, and delinquent rent write-offs.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners for National Real Estate
 Investments 78-II Limited Partnership, National Real Estate
  Investments 78-IV Limited Partnership, National Real Estate
   Investments 79-I Limited Partnership, National Real Estate
   Investments 79-II Limited Partnership,National Real Estate
    Investments 79-III Limited Partnership, National Real Estate
     Investments 81-I Limited Partnership, National Real Estate
      Investments 82-I Limited Partnership, National Real Estate
       Investments 16 Limited Partnership, National Real Estate
        Investments 17 Limited Partnership, National Real Estate
         Limited Partnership Income Properties, National Real Estate
          Limited Partnership Income Properties-II, National Select
           Placement - XVI Limited Partnership, National Select
            Placement - XVIII Limited Partnership and National
             Select Placement - XX Limited Partnership (the "General
              Partners"), NDII, NRMI, EC, and other entities and
               individuals were named as defendants in a lawsuit
                in Waukesha County Circuit Court captioned as Paustenbach, et al. v. Vishnevsky, et al., Case No. 99-CV-1034 (the
 "Lawsuit"). The partnerships listed above in this paragraph (the
  "Partnerships") were not included in the original Lawsuit but were later added to the action as nominal defendants.  The plaintiffs sought to have this action certified as a class action lawsuit.
      In the complaint, the plaintiffs alleged wrongdoing against the General Partners and their affiliates including NDII,
        NRMI and EC in connection with two basic areas.  First,
         allegations involving various vote solicitations alleged
          by the plaintiffs to be an effort to perpetuate the
           Partnerships and avoid liquidation.  Second, allegations
            involving the taking and use of Partnership funds and
             property, including excessive fees and unauthorized
              expenses.  On March 14, 2000, the parties to the
               litigation, with the exception of the defendant
                Wolf & Company, entered into a Stipulation of
                 Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement.  The more significant terms of the Stipulation of Settlement are as follows:

An independent marketing agent (the "Partnerships' Representative")
 was appointed to market and sell the Partnerships' investment properties (the "Properties").  However, no offer to purchase any of the Properties will be accepted without first obtaining approval from a majority interest of the limited partners of the selling Partnership.  Final distributions of the net
      proceeds received from sales of the Properties will be made in accordance with the terms of the limited partnership
        agreements and prospectuses, and upon providing 20-day
         notice to the plaintiffs' attorney.  Net proceeds will
          first be applied to pay plaintiffs' counsels' legal fees,
           expenses and costs, with interest thereon.  The
            Partnerships' Representative prepared Offering
             Memorandums for marketing the Properties. Letters of
              Intent have been signed by potential buyers on all
               of the Properties. In most cases, Purchase and Sale
                Agreements have been executed.

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

On October 24, 2001, the Court of Appeals rendered its decision with respect to both appeals.  The Court affirmed the lower court ruling respecting the determination of the attorneys fees, but reversed the Order imposing the sanctions for delay in
    implementing the Settlement Agreement based upon the lower court's erroneous view of the effective date of the settlement stipulation

The arbitration panel has been selected. The arbitration is
 tentatively set for hearing the weeks of February 11, and 18,
  2002. A scheduling order has been set by the chief arbitrator.
   Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact on the NDII Affiliates.






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













13

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













14
0


1




2



3




4









4




5




6




7



8





7





12


11




14
14


15