Form 10KSB
period 2001-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2002-06-20
CIK 795306

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF
	THE SECURITIES EXCHANGE ACT of 1934
	For the fiscal year ended December 31, 2001

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

1155 Quail Court, Pewaukee, Wisconsin
				53072-3703
			(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB.
 [x]

Issuer=s total gross rental revenues for its most recent fiscal year ended December 31, 2001, were $717,510.

State the aggregate market value of the securities voting and non-voting common equity held by non-affiliates of the
 Registrant as of December 31, 2000: indeterminate value as there is no market.*
*For purposes of this disclosure only.

The number of Limited Partnership interests outstanding as of December 31, 2001: 20,653.69

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to Partners for the year ended
December 31, 2001 are incorporated by reference into Parts I and II.


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


	PART III

9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act
	6

10.	Executive Compensation	9

11.	Security Ownership of Certain Beneficial Owners and
Management	10

12.	Certain Relationships and Related Transactions	10

13.	Exhibits, List, and Reports on Form 8-K	10

	PART I


Item 1.	Description of Business

ABusiness@ on pages 1 and 2 of the Partnership's annual report to Partners for the year ended December 31, 2001 is incorporated herein by reference.


Item 2.	Description of Properties

AProperties@ on pages 2 through 4 of the Partnership's annual report to Partners for the year ended December 31, 2001 is incorporated herein by reference.


Item 3.	Legal Proceedings

ALegal Proceedings@ on pages 4 to 5 of the Partnership's annual report to Partners for the year ended December 31, 2001, is incorporated herein by reference.


Item 4.	Submission of Matters to a Vote of Security Holders

None

	PART II


Item 5.	Market for the Partnership's Securities and Related
 Security Holder Matters

a) Market Information

The Partnership has two classes of equity securities, General Partners Interests and Limited Partners Interests (AInterests@).
On February 2, 1987, the Partnership satisfied the initial escrow requirements and investors were admitted to the Partnership as limited partners except for New York investors who were admitted to the Partnership April 30, 1987, due to special escrow requirements for those investors. The offering of such Interests by the Partnership terminated on August 31, 1988, at which time 20,653.69 Interests had been sold to the public at a price of $250 per Interest. Of the Interests sold, 16,699.69 Interests were sold during 1987 and
 3,954 were sold from January 1, 1988, to August 31, 1988. No additional
 Interests have been sold. Management is not aware of any public trading market, however, there has been an emergence of activity through partnership matching services.

b) Security Holders

Number of Record Holders		   	Number of Interests
 Title of Class 		(as of December 31, 2001)
(as of December 31, 2001)

Limited Partnership
Interests				644
20,653.69

c) Dividends or Similar Distributions

ACash Available for Distribution@ is defined in the Partnership Agreement to include Net Cash Flow less amounts set aside for Reserves plus the amount of any General Partner Loan for such period. ANet Cash Flow@ is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting funds used to pay all Operating
 Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. The Partnership will make distributions of Cash Available for Distribution within 30 days after the end of each calendar quarter. Cash Available for Distribution will be distributed 95% to the Limited Partners and 5% to the General
Partners, provided that the payment to the General Partners will be reduced and paid to Limited Partners unless and until the cumulative cash distributions to the Limited Partners equal at least 8.5% of their Capital Investment on an annualized basis (the ASubordination Rate@). The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 2002, including a final distribution, though the amount of Cash Available for future Distributions will depend in part on the results of property operations and amounts realized from property sales. There can be no assurance as to the amount, if any, that may be distributed.
 The Partnership continued cash distributions in 2001 with an aggregate of $144,576 to its Limited Partners. Distributions for 2001 were at a rate that equaled 2.8% of their original capital investment.


After repayment of any General Partner Loan, Sale Proceeds will be distributed as follows: (i) to the Limited Partners, an amount equal to 100% of their Capital Investment; (ii) then 100% to the
 Limited Partners until they have received an amount equal to 10% per annum simple interest cumulative on Capital Investment, less prior distributions of Cash Available for Distribution; (iii) then an amount to the General Partners equal to 12% of the Sale Proceeds remaining after return to all Partners of an amount equal to 100% of their Capital Investment, but not more than an amount equal to

 15% of Sales Proceeds remaining after return to the Partners of their Capital Investment and an amount to the Limited Partners (including prior distributions of Net Interest on Partnership Subscriptions and
 Cash Available for Distribution) equal to 6% simple interest per annum, cumulative, commencing at the end of the calendar quarter in which each Limited Partner's Original Capital Contribution is made; and
(iv) all remaining proceeds to the Limited Partners. The Partnership is in the process of sale and disposition of all of its property holdings.
 The Partnership will commence liquidating its operations as soon as feasibly possible, depending upon, among other factors, federal income tax consequences to its Limited Partners and approval of a majority of limited partnership interests. Liquidation is expected to occur in 2002.


Item 6. 	Management's Discussion and Analysis of Financial
 Condition and Results of Operations

AManagement's Discussion and Analysis of Financial Condition and Results of Operations@ on pages 5 through 7 of the Partnership's annual report to Partners for the year ended December 31, 2001 is incorporated herein by reference.


Item 7.	Financial Statements

The financial statements included on pages 10 through 14 of the Partnership's annual report to Partners for the year ended December
 31, 2001 are incorporated herein by reference.


Item 8.	Changes in and disagreements with Accountants on
 Accounting and Financial Disclosure

There were no disagreements with Kerber, Eck and Braeckel LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



	PART III


Item 9.	Directors, Executive Officers, Promoters and Control
 Persons; Compliance with Section 16(a) of the Exchange Act

(a-b) Directors and Executive Officers

The Partnership has no directors or officers. The General
Partners of the Partnership are Mr. John Vishnevsky and EC
Corp., a Wisconsin corporation of which Mr. Stephen P. Kotecki is the sole stockholder. John Vishnevsky has been general partners of the Partnership since its inception. EC Corp. became a general partner on June 20, 1991. National Development and
Vishnevsky was the sold shareholder, had been a General partner of the Partnership from the Partnership's inception, until NDII's dissolution effective October 1, 2001. The address of both General
 Partners is 1155 Quail Court, Pewaukee, Wisconsin, 53072-3703. The
  telephone number of John Vishnevsky is (262) 691-3122. The phone number for EC Corp. is (262) 695-1400.

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
		12/17/92

Officers of the corporation are elected annually by their respective Boards of Directors. There is no arrangement or understanding between or among any of said directors or officers and any other person pursuant to which such individual was selected as a director or officer.

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

There are two other organizations which are or were affiliated with the individual or corporate General Partners whose services are utilized by the Partnership: National Realty Management, Inc. (ANRMI@), which provides property and partnership management, real estate acquisition, and real estate brokerage services, and
 The John Vishnevsky Company (AJVCO@), which has provided consulting services in the areas of real estate investments, joint ventures, financing, systems, accounting, and internal controls.

	RELATIONSHIP OF GENERAL PARTNERS
	AND THEIR AFFILIATES

The following diagram shows the relationship of the Partnership to various prior or current affiliates:






NATIONAL REAL ESTATE LIMITED
PARTNERSHIP INCOME PROPERTIES








 (1)






EC CORP
Corporate General Partner



JOHN VISHNEVSKY
Individual General Partner
















100%



(2)

100%



JOHN VISHNEVSKY COMPANY
Financial and Real Estate Consulting and Services







NATIONAL REALTY MANAGEMENT, INC.

Partnership and Property Management Acquisition & Brokerage


(1)	The outstanding stock of EC Corp. is held by Mr.
 Stephen P. Kotecki (100%).

(2)	Until February 6, 1998, the outstanding stock of
NRMI was held by Mr. Edward Carow (51%), Ms. Anastasia
Vishnevsky, Mr. John Vishnevsky=s daughter, (25%), and
 Mr. Jeffrey Wussow (24%). Since February 6, 1998, the outstanding stock is owned 100% by John Vishnevsky.


(d) Business Experience

The experience of the officers and directors of the corporate General Partner and of Mr. Vishnevsky includes the following:


John Vishnevsky Sole shareholder of National Realty Management
 Inc., is a graduate of Marquette University. For over 40 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, or corporate entities he controls, or both, act as general partner for all NRMI limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as a real estate broker. He has lectured frequently and taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Great Real Estate Opportunity, Getting to
 Know You, Releasing Your Creativity, Principles, and Don=t Feed the
Crocodiles.

Stephen P. Kotecki President, Treasurer, and Director of EC Corp., is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-
Whitewater,
 and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American
Federation of State, County and Municipal Employees' District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing
 Evaluation Specialist. As a college instructor, Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments
 for over three years.

Thomas P. Rielly Vice President, Secretary, and Director of EC Corp., is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for over 25 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr.
 Rielly has been associated wish Mr. Vishnevsky and related companies for over 13 years.

Other personnel of Affiliates of the General Partners who were significantly involved in the Partnership's affairs include the following:

Joan Jenstead Director of Property Operations, has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a
Certified Property Manager and a licensed Wisconsin real estate broker. Ms. Jenstead attended the University of North Dakota, majoring
 in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the Institute
 of Real Estate Management, (IREM). In 1988, she served as
President
 of the local chapter of the Institute of Real Estate Management. She has served as a member of the national faculty of IREM, a past faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin
 Technical College Trustee Association. In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in
 AProfiles
 in Success@ published by the National Center for Higher
Education. I
n 1994 she was elected as director on the National Board of th e Association of Community College Trustees. In 2000 The
Wisconsin
Trustee Association recognized Ms. Jenstead's community college service with a Lifetime Membership Award to the National Association.


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

As stated above, the Partnership has no officers or directors.
 The officers and directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangement or otherwise, from either the Corporate General Partners or from the Partnership.

Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for
 Distribution are allocated 95% to the Limited Partners and 5% to the General Partners. For such 5% interest, the General
Partners contributed $1,000 to the Partnership. For the fiscal period ended December 31, 2001, this interest resulted in net taxable income to the Individual General Partner of approximately
 $5,784. There were no cash distributions to the Individual General Partner during 2001.

Upon a Partnership liquidation, the General Partners will be distributed an amount equal to 12% of the remaining sale proceeds after return to the Limited Partners of an amount equal to
 100% of their Capital Investment, but not more than an amount equal to 15% of sale proceeds remaining after return to partners of their Capital Investment and an amount to the Limited
 Partners equal to 6% simple interest per annum. This distribution to the General Partner is subordinated to cumulative noncompounded distribution of Sale proceeds and Cash Available for Distribution to the Limited Partners equal to 10% per annum on their Capital Investment. An affiliate may also receive real estate commissions of up to 3% of the aggregate selling price of the properties. Upon liquidation of the Partnership, all liquidation proceeds will be distributed to the Partners in proportion to their Net Capital Accounts.

The Partnership is engaged in various transactions with affiliates of the General Partners.

Property management fees are payable currently to the General Partners or affiliates of the General Partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed.

The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the General Partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership.
 These
general functions include certain management, accounting and other expenses. National Realty Management, Inc. provides property management, partnership management, accounting, and administrative services that are charged to the Partnership.

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
 Power

(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the
 Partnership who beneficially own in aggregate the following Interests of the Partnership as of December 31, 2001.

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

Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 2001.

On February 28, 1992, the Partnership purchased twelve units of
 Amberwood Apartments from National Real Estate Limited
Partnership-VI
(ANRELP-VI@). The General Partners of the Partnership were the same General Partners of NRELP-VI and therefore the Partnerships were Aaffiliates@ (as described in the Prospectus).
 A detailed description of the purchase may be found in the Business section of the annual report to Partners for the year ended December 31, 1992 incorporated herein by reference.

There were no other transactions with management other than the Partnership's transactions with the General Partners and affiliates as described in this report at Items 9, 10, and 11.


Item 13. 	Exhibits, List, and Reports on Form 8-K


(A)	Exhibits

See attached exhibit list which is incorporated by reference.

(B)	Reports on Form 8-K for the Quarter ended December 31,
 2001

None

(C)	Exhibits


3(a)	Limited Partnership Agreement. Incorporated by reference
 from Prospectus previously filed with Registration Statement
 33-6337 on Form S-11 effective August 18, 1986.
3(b)	Certificate of Limited Partnership. Incorporated by referenc
e from Exhibit 3B of the Registration Statement 33-6337 on Form
S-11 effective August 18, 1986.
4	Subscription Agreement Evidencing Ownership of a Partnership
Interest. Incorporated by reference from Registration Statement
 33-6337 on Form S-11 effective August 18, 1986.
10(a)	Consulting Fee Agreement between the Partnership and NDII
dated August 18, 1986. Incorporated by reference from the 1986 10-K filed March 30, 1987.
10(b)	Acquisition Agreement between the Partnership and NDII dated
August 18, 1986. Incorporated by reference from the 1986 10-K file
d March 30, 1987.
10(c)	Organization Expense Agreement between the Partnership and
 NDII dated August 18, 1986. Incorporated by reference from the
 1986 10-K filed March 30, 1987.
10(d)	Contracts for Acquisition of AssetsC
(1)	With respect to Cave Creek Mini-Warehouse, Phoenix,
 Arizona (Phase I): Incorporated by reference from Exhibit
 2-1 to current report on Form 8-K dated March 1, 1987.
(2)	With respect to Cave Creek Mini-Warehouses, Phoenix,
 Arizona (Phase II): Incorporated by reference from Exhibit
2-1 to current report on Form 8-K dated April 30, 1987.
(3)	With respect to Amberwood Apartments, Holland, Michigan
(36 units): Incorporated by reference from Exhibit 2-1 to current reports on Form 8-K dated June 17, 1988, and August 8, 1988.
(4)	With respect to Amberwood Apartments, Holland, Michigan
(8 units): Incorporated by reference from Exhibit 2-1 to current reports on Form 8-K dated September 16, 1988.
(5)	With respect to Amberwood Apartments, Holland, Michigan
(12 units): Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated February 28, 1992.
10(e)	Escrow Agreement dated August 18, 1986. Incorporated by
reference from Exhibit 10 to Registration Statement 33-6337
 effective August 18, 1986.
10(f)	Management Consulting Delegation of Duties Agreement between the General Partners and NRMI dated May 28, 1991. Incorporated by reference from the 1991 10-K filed March 27, 1992.
10(g)	Co-General Partner Agreement dated June 20, 1991, incorporated by reference from Exhibit 5-1 to current report on Form 8-K dated
July 26, 1991.
10(h)	Property Management Agreement between the Partnership and
NRMI dated November 1, 1995. Incorporated by reference herein.
(See 12-31-98 Form 10K SB)
10(i)	Sublease Agreement between the Partnership and NRMI dated
 February 1, 1998. Incorporated by reference herein. (See
 12-31-98 Form 10K SB)
*13	National Real Estate Limited Partnership Income
 Properties-II 2001 Annual Report to Partners is included as an exhibit hereto for those portions of such annual report specifically incorporated by reference elsewhere herein.


(D)	Financial Statement Schedule
None

* Filed with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES-II
	(Registrant)

Dated: March 31, 2002
	By:
        /S/ John Vishnevsky
John Vishnevsky
Individual General Partner




Dated: March 31, 2002
	By:
      /S/ John Vishnevsky
John Vishnevsky
Chief Financial and Accounting Officer
Individual General Partner




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:




  /S/ Stephen P. Kotecki  			President,
 Treasurer and	  March 31, 2002
      Stephen P. Kotecki	 		Director
    	      	      (dated)
EC Corp.




  /S/ Thomas Rielly       			Vice President,
Secretary	   March 31, 2002
      Thomas Rielly	 			and Director
      	     	      (dated)
EC Corp.






* The indicated positions are held in the Corporate
General Partner of the Registrant.

SGNATURES

In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES-II
	(Registrant)

Dated: March 31, 2002
		By:
John Vishnevsky
					Individual
 General Partner




Dated:  March 31, 2002
	By:
John Vishnevsky
Individual General Partner





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:




President, Treasurer and	March 31, 2002
Stephen P. Kotecki			Director
	     (dated)
EC Corp.




Vice President, Secretary	March 31, 2002
Thomas Rielly				and Director
 		     (dated)
EC Corp.






* The indicated positions are held in the Corporate
 General Partner of the Registrant.

	EXHIBIT 13

	NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES-II


Business

The Registrant, National Real Estate Limited Partnership
Income Properties-II (the APartnership@), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated May 28, 1986. As of
December 31, 2001, the Partnership consisted of an Individual General Partner, a Corporate General Partner and 642 Limited Partners owning 20,653.69 limited partnership interests (the
 AInterests@) acquired at a public offering price of $250 per Interest ($5,163,423 net). On February 2, 1987, the Partnership satisfied its escrow requirements and admitted Limited Partners to the Partnership except for New York investors who were admitted as of April 30, 1987, due to special escrow requirements for those investors. The Interests were sold commencing August
18, 1986, and ending August 31, 1988, pursuant to a Registration
 Statement on Form S-11 under the Securities Act of 1933 (Registration #33-6337) as amended. The Individual General Partner is John Vishnevsky and the Corporate General Partner is EC Corp., a Wisconsin corporation. National Development and Investment, Inc. (NDII), a former Wisconsin corporation of which Mr. Vishnevsky was the sole shareholder, had been a General Partner of the Partnership from the Partnership's inception, until NDII's dissolution effective October 1, 2001.
 All management decisions are the responsibility of the General
 Partners.

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

The Partnership is in the process of sale and disposition of al l of its property holdings, at which time the Partnership will commence liquidating its operations as soon as feasibly possible, depending upon, among other factors, whether the Partnership's investment objectives are met including, potential capital appreciation, cash flow, and federal income tax consequences to its Limited Partners. Liquidation is expected to occur in 2002.

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

During 2001, the Partnership employed one full-time and three part -time on-site personnel in the following capacities: two managers, one rental agent, one cleaning and maintenance person. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 12 employees provided various accounting and management services to this and other partnerships. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements
 with the Partnership.

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

Properties

The properties in which the Partnership has invested are owned in fee simple, described more fully at Notes to Financial Statements
(Note E). Upon the 1992 purchase of twelve units of Amberwood Apartments the property is owned in fee simple, subject to the mortgage. The principal factors which the General Partners believe affect rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management. The Partnership's investment properties are described below:

Cave Creek

Cave Creek Lock-It Lockers Mini-Warehouse (the AComplex@) is located on approximately 1.7 acres at 1201 East Cinnabar Avenue,
 Phoenix, Arizona. The 728 unit Complex consists of three individual one-story and two individual two-story buildings of which construction was completed in July 1985. When the Partnership purchased Phase II on March 1, 1987, it acquired single-story and two-story buildings located on approximately one acre of land. The Partnership acquired
 Phase III on April 30, 1987, and it consisted of part of a two-story building. A fee simple title has been acquired for both Phase II and
 III. In addition to the five warehouse buildings, there is an on-site office/apartment located at the north end of one of the buildings. Security in the Complex is provided by a resident manager and a fenced perimeter with double-gate access to the property. The Partnership has an interest in the remaining portion of the Complex for access and use of the business office facilities. National Real Estate Limited Partnership Income Properties, another partnership of which the General Partners are general partners, owns the other portion.

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


Amberwood Apartments

On June 17, 1988, the Partnership purchased Amberwood Apartments, together with John Vishnevsky, individually, and National Real
Estate Limited Partnership-VI (ANRELP-VI@), a Wisconsin limited partnership affiliated with the General Partners, from a corporation not related to the Partnership. The Partnership's portion as tenants -in-common originally encompassed 36 apartment units that were converted into condominium units.

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

The apartment mix and asking rents of Amberwood as of December
2001 are as follows:

Square		Asking
Description of Unit		Number of Units	 Feet
	Rent Per Month

2 Bdrm/1 Bath			14			915
	$650
2 Bdrm/1 Bath			14			923
	$650
2 Bdrm/2 Bath			14			1,080
	$725
3 Bdrm/2 Bath			14 			1,231
	$775

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

Legal Proceedings

On May 25, 1999, the general partners, the property management company (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants").
The Partnership was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action l awsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations were made involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations were made involving the taking and use of Partnershi p funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

An independent marketing agent (the "Partnerships'
Representative") was appointed to market and sell the Partnership investment property. However, no offer to purchase the property will be accepted without first obtaining approval from a majority interest of the limited partners.
Final distributions of the net proceeds received from a sale of the Partnership's investment property will be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiffs' attorney. Net proceeds will first be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interest thereon. At the present time (4-1-02) Amberwood has been sold and closing has occurred. Cave Creek Parcel II and III are under contract to be sold.

Interim distributions to limited partners will continue to be made in accordance with the limited partnership agreement. However, upon final approval of the Settlement, distributions were increased to the extent that sufficient reserves wer e established to support normal partnership operations and the wind-up of Partnership affairs upon the sale of the investment property. Any such additional distributions were made within 30 days of the final approval of the Settlement.

NRMI and the general partners shall continue to provide management and consulting services to the Partnership until the investment property is sold and assets liquidated and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Partnership properties.

The plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the partnerships, including the Partnership, were to be resolved through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the partnerships.

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

On August 2, 2000, the Vishnevsky Defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiffs' counsel's attorney fees. On October
 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals was granted. On October 24, 2001, the Court of Appeals rendered its decision with respect to both appeals. The Court affirmed the lower court ruling respecting the determination of the attorneys fees, but reversed the Order imposing the sanctions for delay in implementing the Settlement Agreement based upon the lower court's erroneous view of the effective date of the Stipulation of Settlement.

The Arbitration panel was selected. The arbitration was tentatively set for hearing the weeks of February 11, and 18,
 2002. On February 11, 2002 the parties settled the arbitration issue (the "Arbitration Settlement"). The Arbitration Settlement provides in part that Mr. Vishnevsky will pay into the Settlement Fund an amount equal to the cash distribution he receives from each Partnership for his general and limited partnership interests together with an amount equal to the amount he receives for the repayment of all loans and deferred management fees due him from the Partnerships minus the sum of $1,300,000.00 to cover
 Mr. Vishnevsky's tax liability generated by the sale of the Properties and other expenses. Mr. Vishnevsky will retain the commissions due to NRMI and will receive the return of the sanctions money.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained in this Annual Report on Form 10-KSB contains 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as 'may', 'will', 'expect', 'anticipate', 'estimate', or 'continue', or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate
 markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments, and (vi) other factors described elsewhere in this Annual Report.

Liquidity and Capital Resources

On February 2, 1987, the Partnership attained subscriptions
 from investors in excess of the minimum offering amounts. All proceeds received in trust and deposited with First
 Wisconsin Trust Company in Milwaukee, Wisconsin, became available for Partnership purposes (except for subscriptions from New York investors, which became available on April 30 , 1987). The Partnership sold Interests in the aggregate amount of $5,163,423. Such proceeds were used to pay offering costs to purchase the properties described in this report in Properties, to pay costs related to purchasing such properties, and to meet capital requirements for operations.

During 2001, the Partnership made cash distributions to its limited partners totaling $144,576. Distributions from 2001 were at a rate that equaled 2.8% on investors' original capital investment. The Partnership's ability to maintain and/or increase distributions during 2002 is dependent upon the results of operations and amounts realized from property sales; therefore, no assurance as to the distribution amount, if any, can be made.

The Partnership has a mortgage note payable with LaSalle Bank FSB.
 At December 31, 2001, the mortgage payable was $517,003. This loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusted to 2.35%
 on May 1, 2002 (8.4% at December 31, 2001). Monthly payments of principal and interest are paid based on a twenty-five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007. The mortgage loan payable is collaterized by the Amberwood Apartments. Interest paid was $44,410 and $45,761 in 2001 and 2000, respectively.

Results of Operations

During 2001, the Partnership operated two investment properties: Cave Creek Lock-It Lockers and Amberwood
Apartments.

Cave Creek Lock-It Lockers' asking rents remained the same as 2000, and as of December 31, 2001ranged from $10 to $165, based on unit size. Average annual occupancy was 88% and 89% in 2001 and 2000 respectively. Marketing efforts are directed primarily through the use of Yellow
Pages advertising, which is the main source of traffic. Management uses resident referral coupons for all current tenants, offering a discount if they send us new clients.
The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. The General Partners believe marketing efforts and excellent customer service will continue to help occupancy remain strong.

Amberwood's, average occupancy during the fourth quarter of 2001 was 95% as compared to 99% for the same period in 2000.
Year to date occupancy for 2001 was 97% as compared to 99% for the same period in 2000.

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

Net income increased $32,737 from 2000 to 2001 due to, in part, a $49,193 decrease in operating expenses, and a $21,214 decrease in administrative expenses, netted with a $16,084 decrease in rental revenue and a $12,324 decrease in interest income.

The $49,193 decrease in operating expenses is primarily due to a $13,709 sewer and water expense credit received from Park Township for Amberwood Apartments in 2001, a $9,496 decrease in insurance expense from 2000 to 2001, and a $15,520 decrease in other expense from 2000 to 2001.

The $21,214 decrease in administrative expenses is primarily due to a $23,310 decrease in legal fees from 2000 to 2001.

The $16,084 decrease in rental revenue is primarily due to increased vacancies at the Amberwood apartments in 2001 as compared to 2000.

The $12,324 decrease in interest income is primarily due to a reduction in cash on hand due to distributions, and decreased interest rates in 2001 as compared to 2000.


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












Independent Auditors' Report


The Partners
National Real Estate Limited Partnership
  Income Properties II


	We have audited the accompanying statement of net assets in liquidation of National Real Estate Limited Partnership Income Properties II (a Wisconsin limited partnership) as of
December 31, 2001, and the related statement of changes in net assets in liquidation as of December 31, 2001, and the statements of income, partners' capital and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits provide a reasonable basis for our opinion.

	As described in Note A to the financial statements, liquidation of Partnership properties is expected during 2002, and the Partnership began liquidation shortly after December 31,
2001. As a result, the Partnership changed its basis of accounting for periods after December 31, 2001, from the going concern basis to the liquidation basis.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Partnership as of December 31, 2001, and the changes in net assets in liquidation as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America applied on the bases of accounting described in the preceding paragraph.


	Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached balance sheet of the corporate general partner, EC Corp., as of December 31, 2001, is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Regulation S-B of the Securities and Exchange
 Commission. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

	The accompanying statement of financial condition as of December 31, 2001, of John Vishnevsky, general partner, is also supplementary information required by Regulation S-B and was not audited by us and, accordingly, we do not express an opinion on it.



KERBER, ECK & BRAECKEL LLP





Springfield, Illinois
February 11, 2002, except for Note D,
  as to which the date is April 1, 2002



National Real Estate Limited Partnership
Income Properties II

STATEMENT OF NET ASSETS IN LIQUIDATION
(Liquidation Basis)

December 31, 2001


ASSETS

Investment properties, at estimated liquidation value
	Buildings, improvements and land	$	4,875,079

Cash and cash equivalents		315,549
Escrow deposits and other assets		20,961
Estimated arbitration settlement receivable		163,778

		Total assets		5,375,367


LIABILITIES

Tenant security deposits		26,050
Accrued real estate tax		30,886
Accrued expenses and other liabilities		44,832
Deferred rent			14,332
Mortgage note payable		517,003
Reserve for plaintiff's attorney fees		808,504
Reserve for future liquidation expenses		116,350

		Total liabilities		1,557,957

		Net assets in liquidation	$	3,817,410











The accompanying notes are an integral part of this statement.
National Real Estate Limited Partnership
Income Properties II

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Liquidation Basis)

Year ended December 31, 2001


PARTNERS' CAPITAL - DECEMBER 31, 2001,
	before liquidation basis adjustments	$	2,521,319

Liquidation basis adjustments
	Adjustment of estimated values		2,057,167
	Reserve for plaintiff's attorney fees		(808,504)
	Reserve for future liquidation expenses		(116,350)
	Estimated arbitration settlement receivable
	163,778

NET ASSETS IN LIQUIDATION - DECEMBER 31, 2001	$	3,817,410


























The accompanying notes are an integral part of this statement.
National Real Estate Limited Partnership
Income Properties II

STATEMENTS OF INCOME
(Going Concern Basis)

Year ended December 31


			2001	2000

Operating revenues
	Rentals		$	717,510	$	733,594
	Other			29,222		30,423

		Total operating revenues		746,732
		764,017

Operating expenses
	Operating			141,081		190,274
	Administrative		146,536		167,750
	Building maintenance		54,431
48,933	Depreciation		134,114		134,442
	Amortization		11,790		11,791
	Property taxes		96,238		92,372
	Advertising		11,383		11,006

		Total operating expenses		595,573
	656,568

		Income from operations		151,159
107,449

Other income (expense)
	Interest expense 		(44,410)		(45,761)
	Interest income		8,931		21,255

		Total other expense		(35,479)
(24,506)

		Net income	$	115,680	$	82,943

Net income attributable to general partners (5%)	$
5,784	$	4,147
Net income attributable to limited partners (95%)
109,896		78,796

			$	115,680	$	82,943

Net income per limited partnership interest	$	5.33
$	3.82

The accompanying notes are an integral part of these statements.

National Real Estate Limited Partnership
Income Properties II

STATEMENTS OF PARTNERS' CAPITAL
(Going Concern Basis)

Years ended December 31, 2001 and 2000


	General	Limited
	Partners	Partners	Total

Balances at January 1, 2000	$	48,923	$
2,975,999	$	3,024,922

	Distributions to partners		-
(557,650)		(557,650)
	Net income for the year		4,147		78,796
		82,943

Balances at December 31, 2000		53,070
2,497,145		2,550,215

	Distributions to partners		-
(144,576)		(144,576)

	Net income for the year		5,784		109,896
	115,680

Balances at December 31, 2001,
	before liquidation basis adjustments	$
58,854	$	2,462,465	$	2,521,319



















The accompanying notes are an integral part of these statements.

National Real Estate Limited Partnership
Income Properties II

STATEMENTS OF CASH FLOWS
(Going Concern Basis)

Year ended December 31


			2001	2000

Cash flows from operating activities
	Net income	$	115,680	$	82,943
	Adjustments to reconcile net income to net cash
		provided by operating activities
		Depreciation		134,114		134,442
		Amortization		11,790		11,791
			Changes in assets and liabilities

			Escrow deposits and other assets
(42,982)		(47,586)
			Tenant security deposits		(1,139)
		(802)
			Accrued real estate taxes		1,871
	(914)
			Accrued expenses and other liabilities
	14,403		21,701
			Deferred rent		(4,069)		2,483


				Net cash provided by operating activities
	229,668		204,058

Cash flows from financing activities
	Payments on mortgage note		(8,291)		(6,940)
	Distributions to partners		(144,576)		(557,650)

				Net cash used in financing activities
	(152,867)		(564,590)

				Net increase (decrease) in cash and
				    cash equivalents		76,801
	(360,532)

Cash and cash equivalents at beginning of year		238,748
		599,280

Cash and cash equivalents at end of year	$	315,549	$
	238,748

Cash paid for interest	$	44,410	$	45,761





The accompanying notes are an integral part of these statements.

National Real Estate Limited Partnership
Income Properties II

NOTES TO FINANCIAL STATEMENTS

December 31, 2001


NOTE A - LIQUIDATION BASIS OF ACCOUNTING

Subsequent to December 31, 2001, on or about February 11,
 2002, litigation described in Note D was settled and, consequently, liquidation of Partnership properties is expected in 2002. Accordingly, the Partnership revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation.  The effect of the revaluation is included in the statement of changes in net assets in liquidation as "Liquidation Basis Adjustments." It is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors will agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. Differences between the revalued amounts and actual cash transactions will be recognized in the year they can be estimated. The gains (or losses) from liquidation will be taxable on distribution.

NOTE B - ADJUSTMENTS OF ESTIMATED VALUES

Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement.
  Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. The initial adjustment increased net assets by $ 1,296,091 from $ 2,521,319 to $ 3,817,410, as follows:

	Estimated
	Historical	Liquidation
	Basis	Value

Investment properties	$	2,817,912	$	4,875,079
Cash and cash equivalents		315,549		315,549
Escrow deposits and other assets		20,961
20,961
Estimated arbitration settlement receivable		-
	163,778
Tenant security deposits		(26,050)		(26,050)
Accrued real estate tax		(30,886)		(30,886)
Accrued expenses and other liabilities		(44,832)
(44,832)
Deferred rent 		(14,332)		(14,332)
Mortgage note payable		(517,003)		(517,003)
Reserve for plaintiff's attorney fees		-
(808,504)
Reserve for future liquidation expenses		-
(116,350)

		$	2,521,319	$	3,817,410

NOTE B - ADJUSTMENTS OF ESTIMATED VALUES - Continued

It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

Estimated liquidation value of the investment property was determined based on the estimated selling price, less commissions and other costs as follows:

Estimated selling price			$	5,110,096
Less:
	Broker commissions				153,303
	Other costs				81,714

Estimated liquidation value of investment property		$
4,875,079

Estimated arbitration settlement receivable was determined based on the Arbitration Stipulation agreement dated February 11, 2002, which established an arbitration settlement fund to settle lawsuit claims regarding improper takings of partnership assets. Pursuant to the Stipulation, this settlement fund received certain financial assets of John Vishnevsky arising out of his ownership of partnership interests in this and other related partnership entities. The total amount contributed to this fund is to be allocated and distributed to this and the other partnerships participating in the litigation, after deducting a 33% award for litigation fees payable to the plaintiff's legal counsel. The Partnership's allocable portion of this settlement is estimated to be $ 163,778 and is reported as "Arbitration Settlement Receivable" in the statement of net assets in liquidation.

Reserve for plaintiff's attorney fees was determined, as described in Note D, based on one-third of the excess of the liquidation proceeds derived from the sale of the investment property over a floor amount.
  The amount of this obligation has been estimated to be $ 808,504 and is to be paid to plaintiff's legal counsel when liquidating distributions are made to the limited partners.

Reserve for future liquidation expenses was determined based on the Arbitration Stipulation, which contains a plan of liquidation in which the Partnership shall be dissolved, all outstanding matters be resolved, and final distribution of Partnership assets be accomplished by December 31, 2002. Accordingly, management has established a liquidation reserve to provide for the estimated remaining costs to wind up Partnership affairs, which include the final accounting of financial matters and income tax filings. The amount of this obligation has been estimated to be $ 116,350.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

1.   Organization

National Real Estate Limited Partnership Income Properties II
(the Partnership) was organized as a limited partnership under the laws of the State of Wisconsin pursuant to a Certificate and an Agreement of Limited Partnership (the Agreement) dated May
 28, 1986, for the purpose of investing primarily in commercial and residential real property and began operations in February 1987.
  The terms of the Agreement provide for the Partnership to be dissolved on or before December 31, 2006. As described in Note
 A above, liquidation of Partnership properties is expected during 2002.

The Partnership consists of two general partners, John Vishnevsky and EC Corp., and 644 limited partners at December 31, 2001.

2. Cash and Cash Equivalents

The Partnership considers all short-term investments, which have original maturities of three months or less when purchased to be cash equivalents.

3. Investment Properties

Investment properties are stated at estimated liquidation value as of December 31, 2001. During 2001 and 2000, major additions and improvements were capitalized, while items, which do not extend the useful lives of the assets, were expensed currently.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
 Continued

3. Investment Properties - Continued

During 2001 and 2000, depreciation and amortization were provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line method. The estimated useful lives used in determining depreciation were:

			Building					27.5
 - 40 years
			Improvements
7 - 15 years
			Equipment					5 years

The Partnership evaluates the investment property
 periodically for indication of impairment including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value.

4. Deferred Financing Costs

Deferred financing costs have been amortized using the straight-line method over the term of the agreement.
Due to the impending sale of the investment properties, the remaining balance was completely amortized during 2001.

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

Cash available for distribution, as defined in the Agreement, is distributed 95% to the limited partners and 5% to the general partners, except that the general partners' right to participate in such distributions is subordinated to cumulative payments to the limited partners of at least 8.5% of their capital investmen t on an annualized basis.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5.  Allocations and Distributions - Continued

The stipulation of settlement agreement discussed in Note D required that the Partnership distribute any excess cash reserves within 30 days of the final approval of the settlement. The settlement was approved by the court on April 27, 2000. The amount of the cash distribution made by the Partnership in March 2001 was determined by management to be the Partnership's excess cash reserves at that time for the purposes of complying with this anticipated provision of the settlement agreement. During the years 2001 and 2000, cash distributions were made to the partners totaling $ 144,576 and $ 557,650, respectively.

After the repayment of any general partner loans and subject to the future interest proceeds agreement with an affiliated partnership (see Note G3), proceeds of sale or disposition of Partnership properties are to be distributed as follows: (1)
100% to all partners until they have received an amount equal to their capital investment (first to the limited partners and then to the general partners); (2) then 100% to the limited partners until they have received an amount equal to their cumulative preference of 10% simple interest per annum; (3)
 then an amount to the general partners equal to 12% of such proceeds remaining after return to all partners of an amount equal to 100% of their capital investment, but not more than an amount equal to 15% of such proceeds remaining after return to all partners of their capital investment and an amount to the limited partners (including prior distributions of cash available for distribution) equal to 6% simple interest per annum, cumulative; and (4) all remaining amounts to the limited partners.

6. Net Income Per Limited Partnership Interest

Net income per limited Partnership interest is based on 95% of net income as allocated to the limited partners divided by the weighted average number of interests outstanding during the year.

7. Advertising

Advertising costs are expensed as incurred.

8. Fees to Affiliates

Property management fees are payable currently to the general partners or affiliates of the general partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed. See Note G for property management fee rates payable to affiliated parties.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
 Continued

9. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, based on gross sales prices or current offers or contracts, net of selling expenses, including consideration for the effect that the settlement of litigation may have on the value of the assets. There can be no assurance, however, that the Partnership will be successful in liquidating its assets at the estimated net realizable values recorde
d on the statement of net assets in liquidation as of December
 31, 2001. Accordingly, actual results could differ from those estimates.


NOTE D - LEGAL PROCEEDINGS

On May 25, 1999, the general partners, the property management company (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing a gainst the Vishnevsky Defendants in connection with two basic areas. First, allegations were made involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations were made involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses.

On March 14, 2000, the parties to the litigation, with the exception of the defendant Wolf & Company, entered into a Stipulation of Settlement ("2000 Settlement"). The 2000 Settlement provided for the appointment of an independent marketing agent (the "Partnerships' Representative") to market and sell the Partnership investment property. However, no offer to purchase the property was to be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property was to be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiffs' attorney. Net proceeds were first to be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interest thereon. The actual terms for distribution were finalized in the February 11, 2002 Arbitration Stipulation, described hereinafter.

NOTE D - LEGAL PROCEEDINGS - Continued

Pursuant to the 2000 Settlement, the Partnership and its property continued to be managed by NRMI and the general partners under the existing contracts until such time as the Partnership and its property were liquidated. The Arbitration Stipulation states that the existing employees of NRMI will continue to be compensated based on their current employment arrangements, notwithstanding provisions set forth in the 2000 Settlement.

The 2000 Settlement further provided that any legal expenses incurred in connection with the arbitration process could not be advanced or paid by the Partnership. The following legal expenses could be paid by the Partnership: 1) legal expenses incurred in drafting the 2000 Settlement, or obtaining preliminary or final approval of the 2000 Settlement, 2) legal expenses incurred in the sales process for marketing or selling the investment property, or 3) other legal expenses properly incurred in the business of the Partnership unrelated to this lawsuit or the arbitration process. Certain legal expenses were charged to this partnership in 2001. This matter was resolved in the Arbitration Stipulation signed February 11, 2002. The 2000 Settlement also provided that the plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the partnerships, including the Partnership, were to be resolved through binding arbitration. Any such expenses disallowed through arbitration would be reimbursed to the partnerships. This matter was also settled in the Arbitration Stipulation.

As part of the litigation, the plaintiffs' attorneys were also seeking payment of their fees from the assets of the Partnership and the other nominal defendant entities. The plaintiffs' attorneys requested that they be paid 33% of the net proceeds derived from the sale of the property, which exceeded an aggregate secondary market value of all Partnership shares. Net proceeds include an offset of partnership liabilities and selling costs.
  Independent appraisals of the Partnership's secondary market value were obtained by both the plaintiffs' attorneys and by Partnership management. The court gave preliminary approval to the 33% reimbursement, and the secondary market value amount was agreed upon in the Arbitration Stipulation.

On April 27, 2000, the Circuit Court of Waukesha County held a hearing and certified the lawsuit as a non-opt out class action, in which all limited partners of the Partnership were required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsel's attorney fees would be equal to one-third of the difference between the secondary market value of the Partnership interest and the total funds available for distribution to the limited partners after payment of all Partnership obligations, as described above.




NOTE D - LEGAL PROCEEDINGS - Continued

On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the
 Court held a hearing on the plaintiffs' Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000 against the Vishnevsky Defendants and their counsel for delaying the appointment of the Partnerships'
 Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the determination of the secondary market value for computing the plaintiffs' counsel's attorney fees until the arbitration proceedings were completed and the Partnerships' properties were sold.

On August 2, 2000, the Vishnevsky Defendants filed an appeal on the portion of the judgment which determined the method for computing the plaintiffs' counsel's attorney fees. On October 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals was granted. On
October 24, 2001, the Court of Appeals rendered its decision with respect to both appeals. The Court affirmed the lower court ruling respecting the determination of the attorneys fees, but reversed the Order imposing the sanctions for delay in implementing the 2000 Settlement agreement based upon the lower court's erroneous view of the effective date of that agreement.

The arbitration panel was selected in 2001. The arbitration was tentatively set for hearing the weeks of February 11, and 18, 2002. On February 11, 2002 the parties settled the arbitration issue (the "Arbitration Stipulation").  The
 Arbitration Stipulation provides in part that Mr. Vishnevsky will pay into a Settlement Fund an amount equal to the cash distribution he receives from each Partnership for his general and unencumbered limited partnership interests, together with an amount equal to the amount he receives from the repayment of all loans, deferred management fees, and interest due him from the Partnerships minus the sum of $1,300,000 to cover Mr. Vishnevsky's tax liability generated by the sale of the Properties and other expenses. Mr. Vishnevsky will also receive the commissions due to NRMI and the return of the sanctions money. The Arbitration Stipulation also established the secondary market value to be used in the calculation of the plaintiffs' attorney fees to be paid, as described above.

The timing of distributions to limited partners will be largely dependent on the amount of time necessary to resolve all issues.
  The monetary impact of these matters has been estimated, and is presented in the statement of net assets in liquidation as estimated arbitration settlement receivable, estimated obligation for plaintiffs' attorney fees, and estimated obligation for future liquidation expense. The final outcome of these estimates is not presently determinable, and the resulting changes could be material to the financial statements. Differences between the estimated amounts and actual transactions will be recognized in the year they are realized.


NOTE E - INVESTMENT PROPERTIES

Investment properties consist of the following at December 31, 2001:

					Historical Cost Basis

	Estimated
						Buildings and

Accumulated 			Liquidation
	Description			Land   		Improvements
		Depreciation			       Basis
						(in thousands)

Cave Creek Mini-Warehouses
	Phoenix, Arizona	$	405	$	1,322	$	653
	$	2,690
Amberwood Apartments


	Holland, Michigan		112		2,832		1,286
		1,424

		$	517	$	4,154	$	1,939	$	4,114

			Date of
	Description	Construction	Date Acquired

Cave Creek Mini-Warehouses
	Phoenix, Arizona	1985	In phases in 1987
Amberwood Apartments
	Holland, Michigan	1988	In phases in 1988
				and 1992

The aggregate cost of the investment properties is the same
 for financial reporting and federal income tax purposes.
The accumulated depreciation reported for federal income tax purposes was $ 2,011,604 at December 31, 2001.

Depreciation expense for the years ended December 31, 2001 a nd 2000, was $ 134,114 and $ 134,442, respectively.



NOTE F - MORTGAGE NOTE PAYABLE

The Partnership has a mortgage note payable with LaSalle
Bank FSB.  At December 31, 2001, the mortgage payable was
$ 517,003. This loan bears interest at a variable rate of interest (based on five year treasury securities) plus 2.25% adjusting to 2.35% on May 1, 2002 (8.40% at December 31, 2001). Monthly payments of principal and interest are paid based on a twenty-five year amortization schedule, which also adjusts on May 1, 2002. All unpaid principal and interest is due on April 1, 2007; however, as described in Note A, liquidation of Partnership properties appears imminent. The mortgage loan payable is collateralized by the Amberwood Apartments. Interest paid was $ 44,410 and $ 45,761 in 2001 and 2000, respectively.

Management of the Partnership has determined that the litigation as described in Note D may have created an event of default under the terms of the Partnership's mortgage loan security agreement. Management had notified the lender of the existence of the litigation at the time the lawsuit was filed. To date the Partnership has not received notification from the lender of any event of default.  However, the lender has the right to foreclose on the Partnership property if it determines that an event of default has in fact occurred.


NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the general partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include certain management, accounting and other expenses. The Partnership has executed contracts providing for the following fees payable to such entities:

1.  National Realty Management, Inc. (NRMI)

National Realty Management, Inc. (NRMI), which is wholly owned by John Vishnevsky, was paid property management fees of $ 39,967 in 2001 and $ 41,191 in 2000. Monthly fees represent
 6% of gross receipts from the Cave Creek Mini-Warehouse, and 5% of gross receipts from the Amberwood Apartments.

The Partnership also paid $ 132,305 in 2001 and $ 49,453 in 2000, respectively, for the reimbursement of accounting, administrative and property selling expenses incurred by NRMI on behalf of the
Partnership.


NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES - Continued

1.  National Realty Management, Inc. (NRMI) - Continued

The Partnership sub-leases a portion of common area office space from NRMI under terms of a lease, which expires on August 31, 2002. During 2001 and 2000, lease payments totaled $ 7,332 and
$ 7,379, respectively, which represents the Partnership's pro-rata portion, based on space occupied, of NRMI's monthly rental obligation.

2.  National Development and Investment, Inc. (Former General
 Partner)

The Partnership paid National Development and Investment, Inc.
 (NDII), which was wholly owned by John Vishnevsky, for the reimbursement of costs and expenses totaling $ 67,468 and $
 140,437 in 2001 and 2000, respectively. Effective September 30, 2001, NDII was dissolved and the remaining administrative expenses for 2001 were paid by NRMI.

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



NOTE H - INCOME TAXES

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

Differences between the net income as reported herein and the net income reported for federal income tax purposes arise primarily from timing differences related to depreciation and accruals of accounts payable and other expenses. The following is a reconciliation of the net income herein and the net income reported for federal income tax purposes for the years ended December 31:

		2001			2000

	Net income as reported in the financial statements	$
	115,680	$	82,943
	Deduct:
		Depreciation		(6,094)		(7,342)
	Accrued expenses not deducted for tax purposes:
			Wages		(1,352)		619
			Loan costs		8,516		8,515
			Severance		(16,090)		16,090
		Miscellaneous expenses			(4,266)
5,408

Net income reported for federal income tax purposes	$
96,394	$	106,233

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

1.  Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

2. Debt

The carrying value of the variable-rate, mortgage note payable approximates its fair value.

NOTE J - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash balances in various financial institutions in Arizona, Michigan, and Wisconsin.
 These balances are insured by the Federal Deposit Insurance Company up to $ 100,000. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE K - BASIS OF ACCOUNTING

The Partnership records are maintained on the basis of accounting utilized for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records and adjusted to the liquidation basis of accounting for 2001 and the accrual basis of accounting for 2000 in accordance with accounting principles generally accepted in the United States of America
 (GAAP). The primary adjustments are for differences in the cost and fair market value of investment properties.
 Certain tax basis amounts are summarized as follows:

		Tax Basis
	2001	2000
							(In thousands)

	Total assets	$	3,736	$	3,767
	Partners' capital
	General partners		85		84
	Limited partners		3,032		3,080
	Net income
	General partners		5		5
	Limited partners		92		101


As described in Note D, the Partnership reached a settlement agreement that will ultimately result in the liquidation of the Partnership's net assets.
These financial statements are prepared in accordance with the liquidation basis of accounting. The liquidation basis of accounting was used in the preparation of the financial statements since operations are not expected to continue, and liquidation is expected during 2002.


NOTE L - SUBSEQUENT EVENT

On January 23, 2002, the Partnership sold Amberwood Apartments in Holland, Michigan. The total sales price of this property was $ 3,350,000. The total proceeds of the sale were $ 2,635,415.
















SUPPLEMENTARY INFORMATION


EC Corp.

BALANCE SHEET

December 31, 2001


ASSETS

Cash and cash equivalents			$	689
Investments in limited partnership				65

				$	754


STOCKHOLDERS' EQUITY

Common stock, 9,000 shares authorized;
	100 shares issued and outstanding;
	$ 1 par value			$	100
Additional paid-in capital				2,495
Accumulated deficit				(1,841)

				$	754




John Vishnevsky

STATEMENT OF FINANCIAL CONDITION

December 31, 2001


ASSETS

Cash and cash equivalents			$	124,155
Notes receivable				62,076
Investments
	Mutual funds	$	145,245
	Assigned shares in limited partnerships
821,677
	Corporations		10,407		977,329

Receivables
	Real estate commissions				571,374
	Sanctions					516,000
	Miscellaneous				23,173
Prepaid income taxes				171,280
Other assets					198,305

					$	2,643,692

LIABILITIES

Accrued liabilities			$	524,362
Accrued income taxes				171,280
Assigned shares in limited partnership
	821,677
Due to affiliated party				116,000

						1,633,319

Net worth					1,010,373

					$	2,643,692





1




9




15


National Real Estate Limited Partnership
Income Properties II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2001



27


National Real Estate Limited Partnership
Income Properties II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2001