Form 10QSB
period 2002-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2002-08-21
CIK 795306

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002

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


	INDEX


	Page

 PART I. FINANCIAL INFORMATION

Statement of Net Assets in Liquidation (Unaudited)-
	March 31, 2002, and December 31, 2001......
...........................................3

Statement of Changes in Net Assets in Liquidation
(Unaudited)-
	Three months ended March 31, 2002...
...................................................4

Statement of Income (Unaudited) - Three months
ended March 31, 2001	5

Statement of Partners' Capital (Unaudited) -
Three months ended March 31, 2001	6

Statement of Cash Flows (Unaudited) -
Three months ended March 31, 2001	7

Notes to Financial Statements (Unaudited)	8-9

 	Management's Discussion and Analysis of
 Financial
Condition and Results of Operations	10


PART II. OTHER INFORMATION AND SIGNATURES
Item 1.  Legal Proceedings	11-12
Item 2.  Changes in Securities and Use of Proceeds	13
Item 3.  Defaults Upon Senior Securities	13
Item 4.  Submission of Matters to a Vote of
Security Holders	13
Item 5.  Other Information	13
Item 6.  Exhibits and Reports on Form 8-K	13




PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES II

(A Wisconsin Limited Partnership)
Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)


   March 31,
           2002

      December 31,
    2001

ASSETS











Investment properties, at estimated liquidation
 value
      Buildings, improvements, and land

$1,695,436

$4,875,079
Cash and cash equivalents

2,881,973

315,549

Escrow deposits and other assets

18,611

20,961






               Total Assets

4,596,020

5,211,589







LIABILITIES











Tenant security deposits
Accrued real estate tax
0
9,342

26,050
30,886

Accrued expenses and other liabilities

661

44,832

Deferred rent

13,302

14,332

Mortgage note payable (Note 5)

0

517,003

Reserve for plaintiffs' attorney fees

795,931

808,504




Reserve for future liquidation expenses

                    100,775

116,350


5






            Total Liabilities

920,011

1,557,957






Net assets in liquidation

$3,676,009

$3,653,632

























See notes to financial statements.


NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)







                        Three Months Ended
                                  March 31,






2002




INCOME








            Operating



$94,958




            Total income



94,958













OPERATING EXPENSES








            Operating



49,601




            Administrative



40,598








            Interest


2,775




            Total operating expenses



92,974













Income from operations



1,984




Other income








            Interest income



4,590



















            Net income



6,574













Net assets in liquidation at January 1, 2002
            (Liquidation basis)



3.653,632




Adjustments to liquidation basis


15,803









Net assets in liquidation at March 31, 2002


$3,676,009


$




See notes to financial statements.




NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
 PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Income
(Going Concern Basis)
(Unaudited)







                              Three Months Ended
                                       March 31,






2001




INCOME








            Operating



$186,120




            Total income



186,120













OPERATING EXPENSES








            Operating



65,421




            Administrative



34,750



            Depreciation


36,474




            Interest



10,968




            Total operating expenses



147,613













Income from operations



38,507




Other income








            Interest income



3,038


















            Net income


$41,545













Net income attributable to
            General Partners (5%)



$2,077




Net income attributable to
            Limited Partners (95%)



$39,468









Per Limited Partnership
            Interests outstanding--20,653.69



$1.91


$





See notes to financial statements.








NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
 PROPERTIES II
	(A Wisconsin Limited Partnership)
	Statement of Partners' Capital
	(Going Concern Basis)
	(Unaudited)
	Three Months Ended March 31






          Limited		General
       		          Partners
     Partners 	   Total
March 31, 2001
Partners' capital, beginning of period
     $2,462,465 		  $58,854
   $2,521,319

Distributions
          --          		     --
   	       --

Net income for the period
                        1,441,998
    12,695	  	     1,454,693

Partners' capital, end of period
            	        $3,904,463
 $71,549	  	   $3,976,012




See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Going Concern Basis)
(Unaudited)
Three Months Ended March 31



2001

Operating Activities:




Net income


$41,545

Adjustments to reconcile net income to net cash provided by operating activities:




Depreciation


33,527

Amortization of debt issue costs


2,947









Changes in operating assets and liabilities:




Escrow deposits and other assets


22,637

Deferred rent


4,894

Accrued expenses, other liabilities and accrued
Real estate taxes
(35,720)

Tenant security deposits

(939)






              NET CASH PROVIDED BY OPERATING ACTIVITIES


68,891






Investing Activities:






0







Financing Activities:




Distributions to partners


(72,288)

Payments on mortgage note


(2,208)






NET CASH USED IN FINANCING ACTIVITIES


(74,496)






DECREASE IN CASH


(5,605)






Cash and cash equivalents at beginning of period


238,748






CASH AND CASH EQUIVALENTS AT END OF PERIOD


$233,143







See notes to financial statements.





NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES II
	(A Wisconsin Limited Partnership)
	Notes to Financial Statements
	(Unaudited)
	March 31, 2002

 1.	In the opinion of the General Partners,
 the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals and liquidation basis adjustments) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties II annual report for the year ended December 31, 2001
(please refer to the footnotes of those statements for additional details of the Partnership's financial condition).
 The operating results for the period ended March 31, 2002 may not be indicative of the operating results for the entire year.

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

Pursuant to the Escrow Agreement with First Wisconsin
Trust Company, Milwaukee, Wisconsin, until the minimum number of Interests (4,850) and investors (100) were subscribed, payments were impounded in a special interest
-bearing escrow account. On February 2, 1987, the Partnership received the required minimum capital contributions of $1,332,470, representing 5,329.88 Interests, and the funds were released to the Partnership.

3.	National Realty Management, Inc. (NRMI): The
Partnership incurred property management fees of $5,351 under an agreement with NRMI for the quarter ended March
 31, 2002. The Partnership also incurred $52,702 in the first quarter of 2002 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During the first quarter of 2002, the Partnership incurred lease fees totaling $2,817, which represents the Partnership=s prorata portion, based upon space occupied, of NRMI=s monthly rental obligation.

4. National Development and Investment, Inc. (NDII):
Effective October 1, 2001, all expenses previously incurred
 by NDII on behalf of the Partnership will be incurred by NRMI, due to the dissolution of NDII as of that date.

5.	The mortgage note payable is secured by the Amberwood
Apartments. The loan bears interest at a variable rate of
 interest (based on five year treasury securities) plus 2.25% adjustable to 2.35% on May 1, 2002. Monthly payments of principal and interest are due based on a twenty-five year amortization schedule, which also adjusts on May 1, 2002.
 All unpaid principal and interest is due on April 1, 2007.
 The note was repaid in full on January 23, 2002, in connection with the sale of the Amberwood Apartments.

6.	In 1992, the Partnership purchased 12 units of
 Amberwood Condominiums from National Real Estate Limited Partnership VI (NRELP VI), an affiliated partnership. The
Partnership is contingently liable to pay NRELP VI proceeds
 from a future sale of the Amberwood Condominiums as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Condominiums, NRELP VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. After that, NRELP VI will receive 60%
 of the net sales price above $57,500 per unit. Net proceeds from the January 23, 2002, sale of Amberwood Apartments did not exceed $57,500 per unit; thus, no payment of proceeds is due
 NRELP VI.


NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES-II
	(A Wisconsin Limited Partnership)
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations
	March 31, 2002


The Partnership owned and operated two investment properties during the first quarter of 2002: a portion of Cave Creek
Lock-It Lockers, containing 38,679 of 46,283 net rentable square feet, located in Phoenix, Arizona, and Amberwood Apartments, a 56-unit apartment complex located in Holland, Michigan.
On January 23, 2002, the Partnership sold Amberwood Apartments for a gross sale price of $3,350,000. On April 26, 2002, the Partnership sold Cave Creek Lock-it Lockers Phases II and III for a gross sale price of $1,760,096, its portion of the total gross sale price of $2,080,000 for Phases I, II and III.

National Real Estate Limited Partnership Income Properties
 (ANRELP IP@) owned the remaining portion of Cave Creek Lock-It
 Lockers. NRELP IP is a Wisconsin limited partnership, affiliated with the General Partners.

Cave Creek Lock-It Lockers= average occupancy during the
 first quarter of 2002 was 85.42% based on net rentable square footage. During the comparable period in 2001, occupancy was 90.88%.

Three Months Ended March 31, 2002 and 2001
As described in Part II, Item 1, Legal Proceedings, the
 Partnership reached a settlement agreement on February
11, 2002 that will result in liquidation of the Partnership's net assets. Accordingly, on December 31, 2001, the Partnership revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation (please refer to the financial statement footnotes to the Partnership's annual report for the year ended December 31, 2001, for additional details). As a result, operations for the three months ended
 March 31, 2002, are reported on the Statement of Changes in Net Assets in Liquidation, while operations for the three months ended March 31, 2001, are reported on a going concern basis on the Statement of Income. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Income in that the Partnership no longer depreciates investment properties, and has recognized certain Liquidation Basis
Adjustments. As a result of these differences, the results of the three months ended March 31, 2002 are not comparable to the results of the three months ended March 31, 2001.

Net assets in liquidation increased $22,377 from $3,653,632 on December 31, 2001, to $3,676,009 on March 31, 2002. This
increase was due to $6,574 net income for the period, and $15,803 in adjustments to the liquidation basis estimate during the period.

The $15,803 in adjustments to the liquidation basis estimate consisted of $3,230 in reductions to estimated selling costs for the Cave Creek Lock-it Lockers Phases II & III, and estimated selling costs not yet incurred for the sale of
 Amberwood Apartments as of March 31, 2002.


PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners, the property
 management company (NRMI), and other entities and individuals were named as defendants in a lawsuit (the
 "Vishnevsky Defendants"). The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the
Vishnevsky Defendants in connection with two basic areas.
 First, various vote solicitations were made by the plaintiffs alleging to be an effort to perpetuate the Partnership and avoid liquidation. Second, allegations were made regarding the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses.

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

The 2000 Settlement further provided that any legal expenses incurred in connection with the arbitration process could not be advanced or paid by the Partnership. The following legal expenses could be paid by the Partnership: 1) legal expenses incurred in drafting the 2000 Settlement, or obtaining preliminary or final approval of the 2000 Settlement,
 2) legal expenses incurred in the sales process for marketing or selling the investment property, and 3) other legal expenses properly incurred in the business of the Partnership unrelated to this lawsuit or the arbitration process.  Certain legal
 expenses were charged to the Partnership in 2001. This matter was resolved in the Arbitration Stipulation signed February 11,
 2002. The 2000 Settlement also provided that the plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the partnerships named as nominal defendants in the class action lawsuit, including the Partnership, were to be resolved through binding arbitration.
 Any such expenses disallowed through arbitration would be reimbursed to the partnerships. This matter was also settled in the
Arbitration
 Stipulation.

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

On April 27, 2000 the Circuit Court of Waukesha County held
 a hearing and certified the lawsuit as a non-opt out class action, in which all limited partners of the Partnership were required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs'
 attorney fees would be equal to one-third of the difference between the secondary market value of the Partnership interest and the total funds available for distribution to the limited partners after payment of all Partnership obligations, as described above.

On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiffs' Motion for
Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000 against the Vishnevsky Defendants and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the determination of the secondary market value for computing the plaintiffs' attorney fees until the arbitration proceedings were completed and the Partnerships' properties were sold.

On August 2, 2000, the Vishnevsky Defendants filed an appeal on the portion of the judgment which determined the method for computing the plaintiffs' attorney fees. On October 10,
 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals was granted. On October 24, 2001, the Court of Appeals rendered its decision with respect to both appeals. The Court affirmed the lower court ruling respecting the determination of the attorneys fees, but reversed the Order imposing the sanctions for delay in implementing the 2000 Settlement agreement based upon the lower court's erroneous view of the effective date of that agreement.

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

The remaining cash in the settlement fund, as described above, will be allocated and distributed to the limited partners in this partnership and the other partnerships participating in this litigation, based upon a court approved allocation formula.
 The portion of the Settlement Fund allocable to the limited partners of this partnership is estimated to be $163,778.
Upon completion of all litigation matters, these funds will be disbursed to the limited partners directly from the Settlement
 Fund. These funds are not the property of the Partnership entity and, accordingly, are not reflected as an asset in the accompanying financial statements and will not flow through the Partnership's books.

The timing of distributions to limited partners will be largely dependent on the amount of time necessary to resolve all issues. Once the Partnership's property is sold and the sales proceeds distributed, the Partnership will be terminated. The monetary impact of these matters has been estimated, and is presented in the statement of net assets in liquidation as estimated obligation for plaintiffs' attorney fees, and estimated obligation for future liquidation expense. The final outcome of these estimates is not presently determinable, and the resulting changes could be material to the financial statements.  Upon termination, the amount of the reserves
 shown for such attorney fees and liquidation expenses will be transferred to a non-interest bearing liquidating trust fund. If any amount remains in the trust fund after payment of all liquidation expenses and attorney fees, it will be added to the Settlement Fund.




Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

The sale of the partnership property Amberwood Apartments was reported on Form 8-K filed on February 7, 2002.

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


			Executive Officer

	National Development and Investment, Inc.

			Corporate General Partner


Date
     			_________  /S/John Vishnevsky
 John Vishnevsky

Chief Financial and Accounting Officer



Date
          			_________
/S/Stephen P. Kotecki


			Stephen P. Kotecki

		        	     President

		                  EC Corp

		Corporate General Partner













SIGNATURES



Pursuant to the requirements of the Securitie s Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



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













8

1


14

15