Form 10QSB
period 2002-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES II
filed 2002-09-30
CIK 795306

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002

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


	INDEX


	Page

 PART I. FINANCIAL INFORMATION

Statement of Net Assets in Liquidation (Unaudited)-
	June 30, 2002, and December 31, 2001....
...............................................3

Statement of Changes in Net Assets in Liquidation
(Unaudited)-
	Three and six months ended June 30, 2002..
.............................................4

Statement of Operations (Unaudited) -
	Three and six months ended June 30, 2001..
.............................................5

Statement of Changes in Partners' Capital (Unaudited) -
Six months ended June 30, 2001	6

Statement of Cash Flows (Unaudited) -
Six months ended June 30, 2001	7

Notes to Financial Statements (Unaudited)	8-9

 	Management's Discussion and Analysis of Financial
Condition and Results of Operations	10


PART II. OTHER INFORMATION AND SIGNATURES
Item 1.  Legal Proceedings	11-12
Item 2.  Changes in Securities and Use of Proceeds	13
Item 3.  Defaults Upon Senior Securities	13
Item 4.  Submission of Matters to a Vote of Security
Holders	13
Item 5.  Other Information	13
Item 6.  Exhibits and Reports on Form 8-K	13




PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES II

(A Wisconsin Limited Partnership)
Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)


                 June 30,
                     2002

      December 31,
                   2001

ASSETS











Investment properties, at estimated liquidation
 value
      Buildings, improvements, and land

$0

$4,875,079
Cash and cash equivalents

87,408

315,549

Escrow deposits and other assets

0

20,961






               Total Assets

87,408

5,211,589







LIABILITIES











Tenant security deposits
Accrued real estate tax
0
0

26,050
30,886

Accrued expenses and other liabilities

0

44,832

Deferred rent

0

14,332

Mortgage note payable (Note 5)

0

517,003

Reserve for plaintiffs' attorney fees

0

808,504




Reserve for future liquidation expenses

                      87,408

116,350


5






            Total Liabilities

87,408

1,557,957






Net assets in liquidation

$0

$3,653,632

























See notes to financial statements.


NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
 PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)







                 Three Months Ended
                 Six Months Ended

 June 30,
          June 30,






2002



2002


INCOME








            Operating



$18,434



$113,392


            Total income



18,434



113,392











OPERATING EXPENSES








            Operating



20,520



70,121


            Administrative



42,898



99,071






            Interest


0


2,775


            Total operating expenses



63,418



171,967











Loss from operations



(44,984)



(58,575)


Other income








            Interest income



15,757



20,347















            Net loss


 (29,227)


(38,228)











Net assets in liquidation at beginning of period




3,676,009



3,653,632


Adjustments to liquidation basis


(19,839)

11,539


Distributions to partners


(3,626,943)

(3,626,943)











Net assets in liquidation at June 30, 2002


$0

$0





See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Operations
(Going Concern Basis)
(Unaudited)







                 Three Months Ended
                    Six Months Ended

  June 30,
            June 30,






2001



2001


INCOME








            Operating



$190,335



$376,455


            Total income



190,335



376,455











OPERATING EXPENSES








            Operating



92,213



157,634


            Administrative



41,675



76,425

            Depreciation


36,478


72,952


            Interest



11,142



22,110


            Total operating expenses



181,508



329,121











Income from operations



8,827



47,334


Other income








            Interest income



3,007



6,045
















            Net income


$11,834


$53,379











Net income attributable to
            General Partners (5%)



$592



$2,669


Net income attributable to
            Limited Partners (95%)



$11,242



$50,710







Per Limited Partnership
            Interests outstanding--20,653.69



$.54



$2.46
$





See notes to financial statements.







NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
	(A Wisconsin Limited Partnership)
	Statement of Changes in Partners' Capital
	(Going Concern Basis)
	(Unaudited)
	Six Months Ended June 30, 2001






          Limited		General
       		          Partners
             Partners 	   Total

Partners' capital, January 1, 2001
	        $2,497,145
 $53,070		  $2,550,215


Distributions
          (144,576)		     --
         	     (144,576)

Net income for the period
                           50,710
     2,669	  	         53,379


Partners' capital, June 30, 2001
            	      $2,403,279
 $55,739	  	  $2,459,018




See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES II
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Going Concern Basis)
(Unaudited)
Six Months Ended June 30, 2001












Operating Activities:




Net income


$53,379

Adjustments to reconcile net income to net cash provided by operating activities:




Depreciation


67,057

Amortization of debt issue costs


5,895









Changes in operating assets and liabilities:




Escrow deposits and other assets


20,377

Deferred rent


(647)

Accrued expenses, other liabilities and accrued
Real estate taxes




(12,925)

Tenant security deposits

191






              NET CASH PROVIDED BY OPERATING
 ACTIVITIES


133,327






Investing Activities:






0







Financing Activities:




Distributions to partners


(144,576)

Payments on mortgage note


(4,241)






NET CASH USED IN FINANCING ACTIVITIES


(148,817)






DECREASE IN CASH


(15,490)






Cash and cash equivalents at beginning of period


238,748






CASH AND CASH EQUIVALENTS AT END OF PERIOD


$223,258







See notes to financial statements.





NATIONAL REAL ESTATE LIMITED PARTNERSHIP
 INCOME PROPERTIES II
	(A Wisconsin Limited Partnership)
	Notes to Financial Statements
	(Unaudited)
	June 30, 2002

 1.	In the opinion of the General Partners,
the accompanying unaudited financial statements
 contain all adjustments (consisting of normal recurring accruals, and liquidation basis adjustments) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, should be read in conjunction with the National Real Estate Limited
Partnership Income Properties II annual report for the year ended December 31, 2001 (please refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended June 30, 2002 may not be indicative of the operating results for the entire year.

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

3.	National Realty Management, Inc. (NRMI): The
 Partnership incurred property management fees of $6,651 under an agreement with NRMI for the two quarters ended
June 30, 2002. The Partnership also incurred $95,018 in the first two quarters of 2002 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

The Partnership subleases a portion of common area
 office space from NRMI under terms of a lease which expires on August 31, 2002. During the first two quarters of 2002, the Partnership incurred lease fees totaling
$4,545, which represents the Partnership=s prorata portion, based upon space occupied, of NRMI=s monthly rental obligation.

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


NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES-II
	(A Wisconsin Limited Partnership)
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations
	June 30, 2002


The Partnership owned and operated two investment properties during the first two quarters of 2002:
 a portion of Cave Creek Lock-It Lockers, containing
38,679 of 46,283 net rentable square feet, located in Phoenix, Arizona, and Amberwood Apartments, a 56-unit apartment complex located in Holland, Michigan. On
January 23, 2002, the Partnership sold Amberwood
 Apartments for a gross sale price of $3,350,000.
 On April 26, 2002, the Partnership sold Cave Creek
 Lock-it Lockers Phases II and III for a gross sale price of $1,760,096, its portion of the total gross sale price of $2,080,000 for Phases I, II and III.

National Real Estate Limited Partnership Income
 Properties (ANRELP IP@) owned the remaining portion of Cave Creek Lock-It Lockers. NRELP IP is a
Wisconsin limited partnership, affiliated with the General Partners.

Three and Six Months Ended June 30, 2002 and 2001
As described in Part II, Item 1, Legal Proceedings, the Partnership reached a settlement agreement on February 11, 2002 that will result in liquidation of the Partnership's net assets. Accordingly, on December 31, 2001, the Partnership revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation
 (please refer to the financial statement footnotes to the Partnership's annual report for the year ended December 31, 2001, for additional details).
As a result, operations for the three and six months ended June 30, 2002, are reported on the Statement of Changes in Net Assets in Liquidation, while operations for the three and six months ended June
30, 2001, are reported on a going concern basis on the Statement of Operations. The Statement of Changes in
 Net Assets in Liquidation differs from the Statement of Operations in that the Partnership no longer depreciates investment properties, and has recognized certain Liquidation Basis Adjustments. As a result of these differences, the results of the three and six months ended June 30, 2002 are not comparable to the results of the three and six months ended June 30, 2001.

Net assets in liquidation decreased $3,653,632 from $3,653,632 on December 31, 2001, to $0 on
June 30, 2002. This decrease was due to $(38,228) net loss for the period, a $3,626,943 liquidating distribution and $11,539 in adjustments to the liquidation basis estimate during the period.

The $11,539 in adjustments to the liquidation basis
 estimate for the six months ended June 30, 2002 consisted of additions to estimated selling costs for the Cave Creek Lock-it Lockers Phases II & III,


PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners, the property management company (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The plaintiffs sought to have this action certified as

On March 14, 2000, the parties to the litigation,
 with the exception of the defendant Wolf & Company, entered into a Stipulation of Settlement
("2000 Settlement"). The 2000 Settlement provided for the appointment of an independent marketing agent (the "Partnerships' Representative") to market and sell the Partnership investment property.
However, no offer to purchase the property was to be accepted without first obtaining approval from a majority interest of the limited partners. Final distribution of the net proceeds received from a sale of the Partnership's investment property was to be made in accordance with the terms of the
Partnership's limited partnership agreement and
 prospectus, and upon providing 20-day notice to the plaintiffs' attorney. Net proceeds were first to be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interest thereon.
 The actual terms for distribution were finalized in the February 11, 2002 Arbitration Stipulation, described hereinafter.

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

The arbitration panel was selected in 2001.
 The arbitration was tentatively set for hearing the weeks of February 11, and 18, 2002. On
February 11, 2002 the parties settled the
 arbitration issue (the "Arbitration Stipulation").
  The Arbitration Stipulation provides in part that Mr. Vishnevsky will pay into a Settlement
Fund an amount equal to the cash distribution he
 receives from each Partnership for his general and unencumbered limited partnership interests, together with an amount equal to the amount he receives from the repayment of all loans, defe rred
 management fees, and interest due him from the Partnerships minus the sum of $1,300,000 to cover
Mr. Vishnevsky's tax liability generated by the sale of the Properties and other expenses. Mr.
 Vishnevsky will also receive the commissions due to NRMI and the return of the sanctions money.
The Arbitration Stipulation also established the secondary market value to be used in the calculation of the plaintiffs' attorney fees to be paid, as described above.

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

The sale of the partnership property Cave Creek
Lock-it Lockers Phases II and III was reported on Form 8-K filed on May 21, 2002.

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

				Corporat
e General Partner



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




15